Form 10-K
period 2024-12-31
FULTON FINANCIAL CORP
filed 2025-02-28
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024, or

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $3.0 billion. The number of shares of the registrant's Common Stock outstanding on February 25, 2025 was 182,199,510.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 20, 2025 are incorporated by reference in Part III.

Note: Some numbers contained in this Report may not sum due to rounding

FULTON FINANCIAL CORPORATION
GLOSSARY OF DEFINED ACRONYMS AND TERMS

2023 Repurchase Program	The authorization, commencing on January 1, 2023 and expiring on December 31, 2023, to repurchase up to $100 million of the Corporation's common stock
2024 Repurchase Program	The authorization, commencing on January 1, 2024 and expiring on December 31, 2024, to repurchase up to $125 million of the Corporation's common stock; under this authorization, up to $25 million of the $125 million authorization may be used to repurchase the Corporation's preferred stock and outstanding subordinate notes
2025 Proxy Statement	Definitive Proxy Statement for the Corporation's 2025 Annual Meeting of Shareholders
2025 Repurchase Program	The authorization, commencing on January 1, 2025 and expiring on December 31, 2025, to repurchase up to $125 million of the Corporation's common stock; under this authorization, up to $25 million of the $125 million authorization may be used to repurchase the Corporation's preferred stock
ACL	Allowance for Credit Losses
Acquisition Date	April 26, 2024, the date of the Republic First Transaction
AFS	Available for Sale
ALCO	Asset/Liability Management Committee
AML	Anti-Money Laundering
AOCI	Accumulated other comprehensive (loss) income
APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Basel Committee	Basel Committee on Banking Supervision
Basel III Rules	Risked-based requirements and rules issued by federal banking agencies
BHCA	Bank Holding Company Act of 1956, as amended
BMA	Bank Merger Act
BOI	Beneficial ownership information
bp or bps	Basis Point(s)
BSA	Bank Secrecy Act of 1970, as amended
Capital Rules	Regulatory capital requirements applicable to the Corporation and Fulton Bank
CCPA	California Consumer Privacy Act
CDI	Core Deposit Intangible
CECL	Current Expected Credit Losses
CECL Day 1 Provision	Initial provision for credit losses required on non-PCD Loans acquired in the Republic First Transaction in 2024 and the Merger in 2022
CECL Transition Rule	Amendments to the Capital Rules adopted by the federal banking agencies that delay the estimated impact on regulatory capital from the adoption of CECL
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CIRST	Cyber incident response support team
CISO	Chief Information Security Officer
Corporation, Company, we, our, or us	Fulton Financial Corporation
COVID-19	Coronavirus

CPI	Consumer Price Index
CRA	Community Reinvestment Act
CTA	Corporate Transparency Act of 2019
DIF	Federal Deposit Insurance Fund
Directors' Plan	Amended and Restated 2023 Director Equity Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	U.S. Department of Justice
DOL	U.S. Department of Labor
DTI	Debt-to-income
DTAs	Deferred Tax Assets
EAD	Exposure at default
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ECOA	Equal Credit Opportunity Act
EEOC	Equal Employment Opportunity Commission
Employee Equity Plan	2022 Amended and Restated Equity and Cash Incentive Compensation Plan
ESPP	Employee Stock Purchase Plan
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Fed Funds Rate	Target Federal Funds Rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
FinTechs	Financial Technology Companies
FOMC	Federal Open Market Committee
Foreign Currency Nostro Accounts	Foreign currency with international correspondent banks
FRB	Federal Reserve Bank
FSOC	Financial Stability Oversight Council
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
FultonFirst initiative	Strategic initiative implemented by the Corporation
GAAP	U.S. generally accepted accounting principles
GLBA	Gramm-Leach-Bliley Act
HTM	Held to maturity
ICIRP	Integrated cybersecurity incident response plan
IDI	Insured depository institution
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
LTV	Loan-to-value
Management's Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	The acquisition by the Corporation of Prudential Bancorp effective as of July 1, 2022
MSRs	Mortgage servicing rights
NDAA	National Defense Authorization Act

Net loans	Loans and lease receivables, (net of unearned income)
NIM	Net interest margin
NIST	National Institute of Standards and Technology
N/M	Not meaningful
NMTC	New Market Tax Credits
OBS	Off-Balance-Sheet
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
P and A Agreement	Agreement for the acquisition of substantially all of the assets and assumption of substantially all of the deposits and certain liabilities of Republic First Bank dated as of April 26, 2024, between the Corporation and the FDIC, as receiver of Republic First Bank
Parent Company	Fulton Financial Corporation individually
Patriot Act	USA PATRIOT Act of 2001
PCD Loans	Loans purchased with more-than-insignificant credit deterioration
PD	Probability of default
Pension Plan	Fulton Financial Affiliates' Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
Prudential Bancorp	Prudential Bancorp, Inc.
Prudential Bancorp Pension Plan	The Pentegra Defined Benefits Plan for Financial Institutions, a multiemployer defined benefit pension plan
PSU	Performance-based restricted stock unit
PWDP	Portfolio-weighted default probability approach
Republic First Bank	Republic First Bank, doing business as Republic Bank
Republic First Assets and Liabilities	The assets acquired and liabilities assumed of Republic First Bank by Fulton Bank in connection with the Republic First Transaction
Republic First Transaction	The acquisition of substantially all of the assets and assumption of substantially all of the deposits and certain liabilities of Republic First Bank by Fulton Bank from the FDIC, as receiver for Republic First Bank
QM	Qualified mortgage
RESPA	Real Estate Settlement Procedures Act
Risk Committee	Risk Committee of the Corporation's Board of Directors
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
S&P 500	Standard and Poor's 500 index
SAB	Staff Accounting Bulletin
Sale-Leaseback Transaction	Sale of 40 financial center office locations to certain affiliates of Blue Owl Capital Inc. with concurrent agreements to lease each of the locations
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Tax Act	Tax Cuts and Jobs Act of 2017
Tax Code	U.S. Internal Revenue Code of 1986, as amended
TCI	Tax credit investment
TDR	Troubled debt restructuring
TruPS	Trust Preferred Securities
TILA	Truth in Lending Act
UST	United States Treasury

VIEs	Variable Interest Entities
Visa Shares	Visa, Inc. Class B restricted shares
Volcker Rule Regulators	FDIC, Federal Reserve Board, OCC, Commodity Futures Trading Commission and SEC

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

Forward-looking statements are neither historical facts, nor assurance of future performance. Instead, the statements are based on current beliefs, expectations and assumptions regarding the future of the Corporation's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Corporation's control, and actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not unduly rely on any of these forward-looking statements. Any forward-looking statement is based only on information currently available and speaks only as of the date when made. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Many factors could affect future financial results including, without limitation:

•the impact of adverse conditions in the economy and financial markets, including elevated interest rates, on the performance of the Corporation's loan portfolio and demand for the Corporation's products and services;
•the potential impacts of events affecting the financial services industry on the Corporation, including increased competition for, and costs of, deposits and other funding sources, more stringent regulatory requirements relating to liquidity and interest rate risk management and capital adequacy and increased FDIC insurance expenses;
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
•investment securities gains and losses, including declines in the fair value of securities which may result in charges to earnings or shareholders' equity;
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
•changes in law, regulation and government policy, which could result in significant changes in banking and financial services regulation;
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
•The Corporation's ability to realize anticipated reductions in non-interest expense and increases in revenue from strategic initiatives implemented from time to time intended to simplify its operating model, improve its relationship banking focus, increase productivity and enhance the customer experience;
•completed and potential acquisitions may affect costs and the Corporation may not be able to successfully integrate the acquired business or realize the anticipated benefits from such acquisitions;
•geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine and ongoing conflicts in the Middle East, which could impact business and economic conditions in the United States and abroad;
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

On April 26, 2024, the Corporation consummated the Republic First Transaction.

On July 1, 2022, the Corporation completed our acquisition of 100% of the outstanding common stock of Prudential Bancorp. Prudential Bancorp's wholly-owned subsidiary, Prudential Bank, became our wholly-owned subsidiary. Prudential Bank merged with and into Fulton Bank on November 5, 2022.

Our Internet address is www.fultonbank.com. Electronic copies of our 2024 Annual Report on Form 10-K are available free of charge by visiting "Investor Relations - Documents" at www.fultonbank.com. Electronic copies of Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are also available at this Internet address. These reports, as well as any amendments thereto, are posted on our website as soon as reasonably practicable after they are electronically filed with the SEC. The information contained on our website or in any websites linked by our website is not a part of this Annual Report on Form 10-K.

Banking and Financial Services

Through our banking subsidiary, Fulton Bank, the Corporation delivers financial services primarily within our five-state market area, comprised of Pennsylvania, Delaware, Maryland, New Jersey and Virginia, in a personalized, community-oriented style that emphasizes relationship banking.

The Corporation operates in areas that are home to a wide range of manufacturing, healthcare, agriculture and other service companies. Although a large portion of our loan portfolio is comprised of commercial loans, commercial mortgage loans and construction loans, we are not dependent upon one or a few customers and the loss of any single customer or a few customers would not have a material adverse impact on our business. See "Item 1A. Risk Factors - Interest Rate and Credit Risks - Our loan portfolio composition subjects us to credit risk and A significant proportion of our loan portfolio consists of commercial mortgage loans that may pose increased credit risk."

The Corporation offers a wide range of consumer and commercial banking products and services, as well as wealth management products and services, to our customers and the communities the Corporation serves:

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

Commercial Banking - We provide commercial banking products and services primarily to small- and medium-sized businesses (generally with annual gross revenue of less than $150 million) in our market area. Commercial lending products include commercial real estate loans, commercial and industrial loans and construction loans. Variable, adjustable and fixed rate loans are provided, with variable and adjustable rate loans generally tied to an index, such as the Prime Rate or SOFR, as well as interest rate derivatives. Our commercial lending policy encourages relationship banking and provides guidelines related to customer creditworthiness and collateral requirements for secured loans. We offer equipment lease financing, letters of credit, cash management services and traditional deposit products to commercial customers. We have established lending limits based on our internal risk rating of a borrower and for certain types of lending commitments.

Wealth Management - We offer wealth management services, which include investment management, trust, brokerage, insurance and investment advisory services, to consumer and commercial customers in our market area through Fulton Financial Advisors and Fulton Private Bank, both operating divisions of Fulton Bank.

We deliver these products and services through a network of financial center locations. Electronic delivery channels include a network of ATMs and telephone, mobile and online banking. The variety of available delivery channels allows customers to access their account information and perform certain transactions, such as depositing checks, transferring funds and paying bills, at any time of the day. As of December 31, 2024, we had 216 financial centers, not including remote service facilities (mainly stand-alone ATMs), and our main office located in Lancaster, Pennsylvania.

Human Capital

Our workforce, excluding temporary employees and interns, consisted of approximately 3,400 employees, at December 31, 2024 and December 31, 2023.

Employee Engagement and Retention - We place a premium on having a highly engaged workforce because engaged employees tend to perform at a higher level, support our success, and are more likely to stay with the Corporation. We conduct an annual survey of our workforce to measure employee engagement, assess employee morale, and help identify areas of the employee experience that could be improved. We then task our leaders with developing and implementing communication and action plans to gain a better understanding of the results of the assessment and to foster enhanced future engagement.

Culture and Inclusion - We place significant emphasis on shaping our corporate culture, and we consider our culture to be one of the primary components of our continuing success. Our culture-shaping program, The Fulton Experience, is a highly engaging program that is intended to create new ways of thinking about employees' individual roles, how employees collaborate, and how we grow together. We recognize that having an inclusive culture fosters a culture of respect and is a crucial element of our success.

Compensation and Rewards - The Corporation invests in its workforce by offering a comprehensive Total Rewards program that includes competitive salaries, incentives, and benefits programs. We offer performance-based incentive programs designed to drive results in the business units as well as at the corporate level.

Workforce Recruitment and Development - We recruit our workforce, filling replacement and new positions through employee referrals, recruiting efforts, and by posting positions internally, on our website and on social media platforms. We provide for professional development of new and existing employees through the efforts of our Learning and Development area that develops and administers a wide variety of training programs. We also provide a number of third-party offerings in which employees can further enhance their skills, knowledge and leadership potential.

Safety, Health and Wellness - The safety, health and wellness of our employees is a top priority. In addition to healthcare, paid time off, paid parental leave and retirement benefits, we provide behavioral and mental health support and work-life services through our Employee Assistance Program.

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

Climate Risk Management

At this time, we have not experienced material losses from climate change. However, we are aware that its impact may increase in the future. We recognize the potential impact climate change may have on us, our clients, our suppliers, employees, shareholders, and the communities we serve. We are cognizant of our responsibility to better understand the impact of our operations on global climate change and are taking steps to help ensure our organization operates in a manner consistent with responsible environmental stewardship. We are susceptible to losses and disruptions caused by fire, power shortages, telecommunications failures, water shortages, floods, and other extreme weather conditions. Climate change may contribute to or exacerbate these conditions. We are also susceptible to losses arising from policy changes, energy costs, and shifts in market and customer sentiment that can impact us and our clients as well as other key stakeholders. As the potential impact of climate change broadens, we will continue to assess and respond to climate risks as they evolve.

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

The industry is also highly competitive due to the various types of entities that now compete aggressively for customers that were traditionally served only by the banking industry. Under the current financial services regulatory framework, banks, insurance companies and securities firms may affiliate under a financial holding company structure, allowing their expansion into non-banking financial services activities that had previously been restricted. These activities include a full range of banking, securities and insurance activities, including securities and insurance underwriting, issuing and selling annuities and merchant banking activities. Moreover, we face increased competition from certain non-bank entities, such as FinTechs, private equity funds, private debt funds and marketplace lenders, that in many cases, are not subject to the same regulatory compliance requirements as us.

Stock Information

The Corporation's common stock is traded on the Nasdaq Global Select Market under the ticker symbol "FULT." There are 600 million authorized shares of the Corporation's common stock, with approximately 182 million shares outstanding as of December 31, 2024. The Corporation has an additional 10 million authorized shares of preferred stock, of which approximately 200,000 shares with a liquidation preference of $1,000 per share were outstanding as of December 31, 2024.

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

The Basel III Rules also included a "capital conservation buffer" of 2.5%, composed entirely of CET1 capital, in addition to the minimum capital to RWA ratios outlined above, resulting in effective minimum CET1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a capital ratio above the minimum, but below the conservation buffer, will face restrictions on dividends, equity repurchases, and executive compensation based on the amount of the shortfall and the institution's "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). As of December 31, 2024, the Corporation and Fulton Bank exceeded the minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III Rules.

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

The Basel Committee published the last version of the Basel III accord in 2017, generally referred to as "Basel IV." Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card and home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards became effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not the Corporation or Fulton Bank. The impact of Basel IV on the Corporation and Fulton Bank will depend on the manner in which it is implemented by the federal banking agencies. As of December 31, 2024, the

Corporation and Fulton Bank exceeded all capital requirements necessary to be deemed "well-capitalized" for all regulatory purposes under the U.S. capital rules.

Stress Testing and Capital Planning - As a result of the Economic Growth Act and implementing regulations adopted by the Federal Reserve Board and the OCC, the Corporation and Fulton Bank are no longer subject to company-run stress testing requirements under the Dodd-Frank Act. The Federal Reserve Board continues to supervise our capital planning and risk management practices through its regular supervisory process which includes regular stress testing.

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

Prompt Corrective Action - The FDICIA established a system of prompt corrective action to attempt to resolve the problems of undercapitalized institutions. The FDICIA, among other things, establishes five capital categories for FDIC-insured banks: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An IDI is treated as well capitalized if its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 8.00% or greater, its CET1 risk-based capital ratio is 6.50% or greater and its Tier 1 leverage capital ratio is 5.00% or greater, and it is not subject to any order or directive to meet a specific capital level. As of December 31, 2024, Fulton Bank's capital ratios were above the minimum levels required to be considered "well capitalized" by the OCC.

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

On July 30, 2024, the FDIC issued a proposed rule that would significantly revise the existing brokered deposits regulation as outlined above. Among other things, the proposed rule would broaden the scope of deposits that IDIs would be required to classify as brokered and narrow the exception to the definition of the term “deposit broker,” which would result in more deposits being classified as brokered deposits. As a result of the change in the U.S. presidential administration, and based on recent statements from the new Acting Chairman of the FDIC, the proposed rule is unlikely to be adopted as proposed and the prospects and timing for any re-proposal or supervisory action in this area remain uncertain at this time.

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF arising from the protection of uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in 2023. The special assessment is based on an IDI's estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5.0 billion of estimated uninsured deposits, and will be assessed at a quarterly rate of 3.36 bps, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of this final rule, we accrued $6.5 million ($5.1 million after tax) related to this assessment in the fourth quarter of 2023. This amount represents our current expectation of the full amount of the assessment based on our total uninsured deposits as of December 31, 2022. Under the final rule, the estimated losses to the DIF may be revised from time to time, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

The Tax Act disallows the deduction of FDIC deposit insurance premium payments for banking organizations with total consolidated assets of $50 billion or more. For banks with less than $50 billion in total consolidated assets, such as Fulton Bank, the premium deduction is phased out based on the proportion of the bank's assets exceeding $10 billion.

BSA, AML Requirements and the Patriot Act - The Patriot Act amended the BSA and other AML laws and regulations and imposed affirmative obligations on a wide range of financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

Failure to comply with the requirements of the Patriot Act and other AML laws and regulations could have serious legal, financial, regulatory and reputational consequences. In addition, bank regulators will consider a bank holding company's effectiveness in combating money laundering when ruling on BHCA and BMA applications. In addition, financial institutions are subject to customer due diligence requirements, issued by the FinCEN, to identify and verify the identity of natural persons, known as beneficial owners, who own, control, and profit from legal entity customers when those customers open accounts. We have adopted policies, procedures and controls to address compliance with the Patriot Act and other BSA and AML laws and regulations, and we will continue to revise and update our policies, procedures and controls to reflect required changes.

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

Community Reinvestment — Under the CRA, Fulton Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low- and moderate-income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires an institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans, including community development loans, in its designated assessment areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and areas and small businesses; and (iii) a service test, to evaluate the institution's delivery of banking services throughout its CRA assessment area, including low- and moderate-income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. As of December 31, 2024, Fulton Bank was rated as "outstanding." Current regulations require that Fulton Bank publicly disclose certain agreements that are in fulfillment of CRA. Fulton Bank is not a party to any such agreements at this time.

On October 24, 2023, the federal regulatory agencies jointly issued a final rule to strengthen and modernize regulations implementing the CRA. On March 29, 2024, a federal district court in Texas granted a preliminary injunction barring implementation of the final rule in response to a lawsuit filed by several trade groups. We will continue to monitor the litigation until resolved. We have also begun efforts to evaluate the impact of the new rule and develop a strategy to ensure compliance.

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

Incentive Compensation - Federal banking agencies have issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. In accordance with the Dodd-Frank Act, the federal banking agencies prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions (generally institutions, like us, that have over $1 billion in assets) and are deemed to be excessive, or that may lead to material losses.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness, and the organization is not taking prompt and effective measures to correct the deficiencies.

In accordance with SEC rules, securities exchanges have adopted rules mandating, in the case of an accounting restatement, the recovery or "clawback" of excess incentive-based compensation paid to current or former executive officers and requiring listed issuers to disclose any recovery analysis where recovery is triggered by a restatement.

The scope and content of the U.S. banking regulators' policies on executive compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Corporation's ability to hire, retain, and motivate its key employees.

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

On September 17, 2024, the FDIC, the OCC and the DOJ, each announced new rules and policy statements impacting their bank merger review processes.

Among these actions, the FDIC approved a final statement of policy on bank merger transactions and the OCC approved a final rule updating the agency's regulations for business combinations involving national banks and federal savings associations. The OCC's final rule modifies its procedures for reviewing bank merger applications under the BMA applications, including the elimination of the expedited bank merger review and the streamlined application procedures. The OCC's final rule also includes a new policy statement that addresses the substantive standards that it will use to evaluate bank merger applications, including indicators that point in favor of likely approval or rejection. The FDIC's statement of policy adopts a principles-based approach and clarifies its policies and expectations in the evaluation of bank merger transactions subject to FDIC approval under the BMA. However, Acting FDIC Chairman Travis Hill has indicated the possibility of withdrawing the new statement of policy, and it is unclear whether the OCC under anticipated new leadership will reconsider its new regulation and policy statement.

Concurrent with the FDIC and OCC announcements, the DOJ withdrew from its 1995 Bank Merger Guidelines and announced that it would consider bank mergers under its 2023 Merger Guidelines, which are not industry specific, as well as under a separate, recently adopted bank merger addendum.

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

Item 1A. Risk Factors

An investment in our securities involves certain risks, including, among others, the risks described below. In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the following risk factors. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occurs, our business, financial condition and results of operations could be materially, adversely affected.

GENERAL ECONOMIC AND MARKET CONDITIONS RISKS

Difficult conditions in the economy and the financial markets may materially adversely affect our business, financial condition and results of operations.

Our financial condition and results of operations are affected by conditions in the economy and the financial markets generally. Our financial performance is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability, or increases in the cost, of credit and capital; changes in the rate of inflation or in interest rates; high unemployment; labor shortages; governmental fiscal and monetary policies; the level of, or changes in, prices of raw materials, goods or commodities; supply chain issues; global economic conditions; immigration policies; trade policies and tariffs affecting other countries as well as retaliatory policies and tariffs by such countries; geopolitical events, including the war between Russia and Ukraine and the ongoing conflict in the Middle East; natural disasters; public health crises, such as epidemics and pandemics; acts of war or terrorism; or a combination of these or other factors.

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

In a series of actions to combat rising inflation that began in March 2022, the Federal Reserve Board raised the Fed Funds Rate to 5.25% to 5.50% in July 2023. Beginning in September 2024, as inflation moderated toward the Federal Reserve Board's policy objective, the Federal Reserve Board incrementally reduced the Fed Funds Rate to 4.25% to 4.50% as of February 1, 2025. The timing and magnitude of future Fed Funds Rate decreases are uncertain, and increases in Fed Funds Rates are possible.

Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and securities that we invest in and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of financial assets and liabilities, and the average duration of our assets. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is the most significant component of our net income, accounting for approximately 78% of total revenues in 2024. Changes in market interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on our net interest margin. The rates on some interest-earning assets, such as loans and investments, and interest-bearing liabilities, such as deposits and borrowings, adjust concurrently with, or within a brief period after, changes in market interest rates, while others adjust only periodically or not at all during their terms. Thus, changes in market interest rates might, for example, result in a decrease in the interest earned on interest-earning assets that is not accompanied by a corresponding decrease in the interest paid on interest-bearing liabilities, or the decrease in interest paid on interest-bearing liabilities might be at a slower pace, or in a smaller amount, than the decrease in interest earned on interest-earning assets, reducing our net interest income and/or net interest margin. In addition, we are dependent on lower-cost, core deposits as our primary source of funding and changes in interest rates could increase our cost of funding, reduce our net interest margin and/or create liquidity challenges.

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

Changes in interest rates also affect the fair value of interest-earning investment securities. Generally, the value of interest-earning investment securities moves inversely with changes in interest rates. Changes in interest rates can affect the fair value of AFS investment securities, with any unrealized gain or loss reflected as a component of AOCI. As a result of elevated interest rates in recent years, the fair value of our AFS investment securities declined resulting in unrealized losses of approximately $276 million as of December 31, 2024 and is reflected in AOCI as a reduction to total shareholders' equity. Further increases in interest rates could result in additional unrealized losses on AFS investment securities we hold. Any sale of investment securities with a fair value below amortized cost will result in actual losses, which will adversely affect our results of operations.

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

At December 31, 2024, approximately 65% of our loan portfolio consisted of commercial loans, commercial mortgage loans, and residential and commercial construction loans. Commercial loans, commercial mortgage loans and construction loans generally involve a greater degree of credit risk than residential mortgage loans and consumer loans because these loans are likely to be more sensitive to broader economic factors and conditions. Because payments on these loans often depend on the successful operation and management of borrowers' businesses and properties, repayment of such loans may be affected by factors outside of the borrower's control, including adverse conditions in the real estate markets, adverse economic conditions or changes in governmental regulation. In addition, commercial loans typically have relatively large balances and the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.

A significant proportion of our loan portfolio consists of commercial mortgage loans that may pose increased credit risk.

At December 31, 2024, commercial mortgage loans represented approximately 40% of our loan portfolio. These loans are secured by both owner-occupied and non-owner-occupied commercial real estate. The market for commercial real estate is cyclical and a significant change in the real estate market that results in deterioration in the value of collateral or rental or occupancy rates could adversely affect borrowers’ ability to repay loans. For example, the increased prevalence of remote and hybrid working arrangements as a result of COVID-19 has impacted the demand for commercial office space putting pressure on office rental and occupancy rates. In addition, the current elevated level of interest rates may make it more difficult for commercial real estate borrowers to refinance or repay maturing loans and may adversely affect the market value of the underlying real estate. Changes in the real estate market could also affect the value of foreclosed assets. Negative developments in the commercial real estate market could result in an increase in non-performing loans, the need for us to increase the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent on customer deposits as our primary source of funding. A substantial majority of our deposits are in non-maturing accounts that customers can withdraw on demand or upon several days' notice. Factors, including competition with bank and non-bank competitors, changes in interest rates, the availability of alternative investment options, customer confidence in the industry and the liquidity needs of deposit customers, can cause fluctuations in both the level and cost of customer deposits. Further, deposits from state and municipal entities, primarily in non-maturing, interest-bearing accounts, are a significant source of deposit funding for us, representing approximately 13% of total deposits at December 31, 2024. State and municipal customers frequently maintain large deposit account balances substantially in excess of the FDIC insurance limit, and these depositors may be more sensitive than other depositors to changes in interest rates. Changes in any of these factors could increase our funding costs, reduce our net interest margin and/or create liquidity challenges.

Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of us, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. As we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. At December 31, 2024, approximately 37% of our deposits were uninsured and we are dependent on these deposits for liquidity.

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

Cybersecurity risks for financial institutions also have evolved as a result of the use of cloud computing and new technologies, devices and delivery channels to transmit and store data and conduct financial transactions. The adoption of new products, services and delivery channels contribute to a more complex operating environment, which impacts operational risk and presents the potential for additional structural vulnerabilities.

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

We are also susceptible to policy and regulatory changes with respect to banks' climate risk management practices. For instance, the leadership of the federal banking agencies, including the OCC, have emphasized that climate-related risks are faced by banking organizations of all types and sizes. If new regulations or supervisory guidance applicable to us came into effect, our compliance costs and other compliance-related risks would be expected to increase and affect our financial position and results of operations.

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

Virtually every aspect of our operations is subject to extensive regulation and supervision by federal and state regulatory agencies, including the Federal Reserve Board, OCC, FDIC, CFPB, DOJ, UST, SEC, HUD, DOL, EEOC, state attorneys general and state banking, financial services, securities and insurance regulators. Under this framework, regulatory agencies have broad authority to carry out their supervisory, examination and enforcement responsibilities to address compliance with applicable laws and regulations, including laws and regulations relating to capital adequacy, asset quality, earnings, liquidity, risk management and financial accounting and reporting as well as laws and regulations governing consumer protection, fair lending, privacy, information security and cybersecurity risk management, third-party vendor risk management, AML and sanctions and anti-terrorism laws. Failure to comply with these regulatory requirements, including inadvertent or unintentional violations, may result in the assessment of fines and penalties, the commencement of informal or formal regulatory enforcement actions against us, or regulatory restrictions on our activities. Failure to comply may also affect our ability to grow through acquisitions, discourage institutional investment managers to invest in our securities, result in reputational damage, or increase our costs of doing business.

The U.S. Congress, state legislatures and federal and state regulatory agencies periodically review banking and other laws, regulations and policies for possible changes. Changes in applicable federal or state laws, regulations or governmental policies, including as a result of changes in U.S. presidential administrations that have different regulatory agendas, may affect us and our business. The effects of such changes are difficult to predict and may produce unintended consequences, like limiting the types of financial services and products we may offer, limiting the fees we may charge, altering demand for existing products and services, increasing the ability of non-banks to offer competing financial services and products, increasing compliance burdens, or otherwise adversely affecting our business, financial condition or results of operations.

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

We are subject to changes in tax laws that could increase our effective tax rate. These law changes may be retroactive to previous periods and, as a result, could negatively affect our current and future financial performance. The Tax Act reduced our federal corporate income tax rate to 21% beginning in 2018. The Tax Act also imposed limitations on our ability to take certain deductions, such as the deduction for FDIC deposit insurance premiums, which partially offset the increase in net income from the lower tax rate. The Inflation Reduction Act of 2022 imposes a 1% excise tax on the value of our shares we repurchase that exceeds $1 million in the aggregate during any taxable year, subject to certain adjustments.

In addition, a number of the changes to the Tax Code are set to expire at the end of 2025. There is substantial uncertainty concerning whether those expiring provisions will be extended and whether future legislation will further revise the Tax Code. Changes to the Tax Code may affect our business, financial condition and results of operations.

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

On September 17, 2024, the FDIC, the OCC and the DOJ, each announced new rules and policy statements impacting their bank merger review processes.

Among these actions, the FDIC approved a final statement of policy on bank merger transactions and the OCC approved a final rule updating the agency's regulations for business combinations involving national banks and federal savings associations. The OCC's final rule modifies its procedures for reviewing bank merger applications under the BMA applications, including the elimination of the expedited bank merger review and the streamlined application procedures. The OCC’s final rule also includes as an appendix a policy statement which includes a list of characteristics of a merger transaction that the OCC would consider to be consistent or inconsistent with approval. The FDIC and the OCC take a similar risk-based approach to bank merger transactions, although there are some differences in how the FDIC and the OCC would consider each statutory factor under the BMA. Each agency applies varying levels of enhanced scrutiny to transactions involving or resulting in institutions with $50 billion or more in total assets. However, Acting FDIC Chairman Travis Hill has indicated the possibility of withdrawing the FDIC's statement of policy, and it is unclear whether the OCC will reconsider its new regulation and policy statement.

In addition, the DOJ withdrew from its 1995 Bank Merger Guidelines and announced that it would consider bank mergers under its 2023 Merger Guidelines, which includes a brief bank merger addendum.

The coordinated agency actions have, for the moment, significantly modified the existing regulatory framework for bank merger transactions such that future proposed bank merger transactions, including those involving us, may be subject to heightened regulatory scrutiny. The extent to which the new U.S. presidential administration will affirmatively encourage each of the agencies to return to a less restrictive approach to bank merger reviews, including possible rescission of modification the recent pronouncements described above, is uncertain at this time. Any enhanced regulatory scrutiny of bank mergers and acquisitions and revision of the framework for bank merger application review may adversely affect the marketplace for such transactions, could result in our acquisitions in future periods being delayed, impeded or restricted in certain respects and result in new rules that possibly limit the size of financial institutions we may be able to acquire in the future and alter the terms for such transactions.

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

We have supplemented our internal growth with strategic acquisitions of banks, branches and other financial services companies. In the future, we may seek to supplement organic growth through additional acquisitions. If the purchase price of an acquired company exceeds the fair value of the company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. As of December 31, 2024, we had $553 million of goodwill recorded on our balance sheet. We are required to evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in impairment charges.

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

Our employees are our most important resource. Competition for qualified personnel is intense in many areas of the financial services industry. We endeavor to attract talented new employees and retain and motivate our existing employees to assist in executing our growth, acquisition and business strategies. We also seek to retain proven, experienced senior employees augmented from time to time by external hires, to provide continuity of succession of our executive management team. Losses of or changes in our current executive officers or other key personnel, or the inability to recruit and retain qualified personnel in the future, could materially and adversely affect our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

The Corporation's cybersecurity risk management program is integrated into our enterprise risk management program and is designed to expeditiously identify, analyze and protect against security threats to its computer systems, software, networks, storage devices and other technology assets. Our management team, with oversight from our Board of Directors, proactively manages the Corporation's cybersecurity risks to avoid or minimize the impacts of attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt service, sabotage systems or cause other damage. Specifically, the Corporation has appointed a CISO to maintain a comprehensive information security program. Our strategy includes a continuous improvement mindset along with a defense in depth approach to cybersecurity. We utilize industry standards that include the NIST Cybersecurity Framework and the Financial Services Sector Cybersecurity Profile. Our layered security architecture consists of innovative technology to detect, prevent, and mitigate cybersecurity threats. Ongoing proactive analysis of cyber threat intelligence ensures that we are taking the appropriate counter measures to defend against the latest threats. We use monitoring and preventive controls to detect and respond swiftly to data breaches and cyber threats involving our systems. We regularly evaluate our systems and controls and implement upgrades as necessary. We also attempt to reduce our exposure to our vendors' data privacy and cyber incidents by performing initial vendor due diligence that is updated periodically for critical vendors, negotiating service level standards with vendors, negotiating for indemnification from vendors for confidentiality and data breaches, and limiting third-party access to the least privileged level necessary to perform outsourced functions. The additional cost to us of data and cybersecurity monitoring and protection systems and controls includes the cost of hardware and software, third-party technology providers, consulting and forensic testing firms, insurance premium costs, legal fees and the cost of personnel who focus a substantial portion of their responsibilities on data security and cybersecurity.

The Corporation uses an integrated cybersecurity incident response plan ICIRP designed to enable management to respond timely to cybersecurity incidents, coordinate such responses within the Corporation and with our Board of Directors, notify law enforcement and other government agencies, and notify customers and employees. The ICIRP provides a documented framework for identifying and responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the CIRST. The CIRST facilitates coordination across key stakeholders of the Corporation. The Corporation's CISO and key members of management are members of the ICIRP. The Corporation provides the CISO and the information security team with a comprehensive suite of security tools and techniques to protect the confidentiality, integrity and availability of the Corporation's data for the benefit of our customers, employees and shareholders. We periodically engage third-party consultants to assess the effectiveness of our strategy, tools and techniques, and overall information security program. Independent oversight and assurance activities include internal audits, vulnerability assessments and penetration testing. The Corporation's cybersecurity professionals are well-trained on how to protect customer and employee information through ongoing education and awareness initiatives.

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

Item 2. Properties

The Corporation's financial center properties as of December 31, 2024 totaled 216 financial centers. Of those financial centers, 54 were owned and 162 were leased. Remote service facilities (mainly stand-alone ATMs) are excluded from these totals. The Corporation's headquarters is located in Lancaster, Pennsylvania. The Corporation owns an operations center located in East Petersburg, Pennsylvania.

Item 3. Legal Proceedings

The information presented in the "Legal Proceedings" section of "Note 21 - Commitments and Contingencies" in the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of February 3, 2025, the Corporation had 182.2 million shares of $2.50 par value common stock outstanding held by approximately 48,603 holders of record. The closing price per share of the Corporation's common stock on February 25, 2025 was $19.57. The common stock of the Corporation is traded on the Nasdaq Global Select Market under the symbol "FULT".

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about options outstanding under the Corporation's Employee Equity Plan and the number of securities remaining available for future issuance under the Employee Equity Plan, the Directors' Plan and the ESPP as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding, options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	2,702,997	$12.61	5,030,550
Equity compensation plans not approved by security holders	—	—	—
Total	2,702,997	$12.61	5,030,550
(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes: (i) 1,094,846 PSUs, which is the target number of PSUs that are payable under the Employee Equity Plan, though no shares will be issued until achievement of applicable performance goals, (ii) 1,315,836 time-vested RSUs granted under the Employee Equity Plan and (iii) 292,315 time-vested RSUs granted under the Directors' Plan.
(2) The weighted-average exercise price of outstanding warrants and rights does not take into account outstanding PSUs and RSUs granted under the Employee Equity Plan and the Directors' Plan.
(3) Consists of: (i) 3,839,493 shares that may be awarded under the Employee Equity Plan, (ii) 325,059 shares that may be awarded under the Directors' Plan and (iii) 865,998 shares that may be purchased under the ESPP. Excludes accrued purchase rights under the ESPP as of December 31, 2024 as the number of shares to be purchased is indeterminable until the shares are issued.

Performance Graph

The following graph shows cumulative total shareholder return (i.e., price change, plus reinvestment of dividends) on the common stock of the Corporation during the five-year period ended December 31, 2024, compared with (1) the Nasdaq Bank Index and (2) the S&P 500. The graph is not indicative of future price performance.

The graph below is furnished under this Part II, Item 5 of this Annual Report on Form 10-K and shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Fulton Financial Corporation
S&P 500
Nasdaq Bank Index

	Year Ending December 31
Index	2019	2020	2021	2022	2023	2024
Fulton Financial Corporation	$100.00	$76.52	$106.37	$109.15	$111.42	$134.46
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Nasdaq Bank Index	$100.00	$88.19	$125.45	$102.00	$95.17	$111.09

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2024.

During 2024, 1.9 million shares were repurchased at a total cost of $30.3 million, or $15.69 per share, under the 2024 Repurchase Program.

On December 17, 2024, the Corporation announced that its Board of Directors approved the 2025 Repurchase Program. The 2025 Repurchase Program will expire on December 31, 2025. Under the 2025 Repurchase Program, the Corporation is authorized to repurchase up to $125.0 million of shares of its common stock. Under this authorization, up to $25.0 million of the $125 million authorization may be used to repurchase the Corporation's Preferred Stock through December 31, 2025.

As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time under the 2025 Repurchase Program in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The 2025 Repurchase Program may be discontinued at any time.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion relates to the Corporation, a financial holding company registered under the BHCA and incorporated under the laws of the Commonwealth of Pennsylvania, and its wholly-owned subsidiaries. Management's Discussion should be read in conjunction with the Consolidated Financial Statements and other financial information presented in this Annual Report on Form 10-K.

OVERVIEW

The Corporation is a financial holding company, which, through its wholly-owned banking subsidiary, provides a full range of consumer and commercial financial services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia.

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

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	2024	2023	2022
	(dollars in thousands, except per share)
Net income	$288,743	$284,280	$286,981
Net income available to common shareholders	$278,495	$274,032	$276,733
Net income available to common shareholders per share (diluted)	$1.57	$1.64	$1.67
Operating net income available to common shareholders per share(1)	$1.85	$1.71	$1.76
Return on average assets	0.95%	1.04%	1.10%
Operating return on average assets(1)	1.11%	1.08%	1.16%
Return on average common shareholders' equity	9.83%	11.24%	11.69%
Operating return on average common shareholders' equity (tangible)(1)	14.81%	15.21%	16.08%
Net interest margin(2)	3.42%	3.42%	3.27%
Efficiency ratio(1)	60.8%	60.5%	60.5%
Non-performing assets to total assets	0.69%	0.56%	0.66%
Net charge-offs to average loans, annualized	0.19%	0.14%	0.04%
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

In connection with the Republic First Transaction, Fulton Bank made a $5.0 million donation to the Fulton Forward Foundation to provide additional impact grants to nonprofit community organizations across the region that share the Bank’s vision of advancing economic empowerment, particularly in underserved communities.

During the fourth quarter of 2024, as part of the Bank's Republic First Transaction integration, the Corporation closed 13 of the Bank's financial center locations and consolidated the operations of those locations into nearby financial center locations operated by the Bank. The premises and equipment of the 13 locations included five locations owned by the Bank and eight locations leased by the Bank. The Corporation recorded pre-tax costs of approximately $9.8 million reflected in acquisition-related expenses in the Consolidated Statements of Income for the year ended December 31, 2024, consisting of write-offs of premises and equipment and related expenses, severance expenses and lease termination charges.

See "Note 2 - Business Combinations" in the Notes to Consolidated Financial Statements in Part 1, "Item 1. Financial Statements."

Common Stock Offering

On May 1, 2024, the Corporation completed its underwritten public offering of 19,166,667 shares of its common stock at a price to the public of $15.00 per share, before underwriting discounts. The net proceeds to the Corporation from the offering after deducting underwriting discounts and transaction expenses were approximately $272.6 million.

Sale-Leaseback Transaction

On May 10, 2024, the Bank and Fulton Financial Realty Company, a wholly owned subsidiary of the Corporation, entered into the Sale-Leaseback Transaction and received an aggregate cash purchase price of $55.4 million. The Bank leased each of the locations sold in the Sale-Leaseback Transaction for an initial term of 15 years, with the option to extend the term of each for up to three successive terms of up to five years each. The Corporation recorded a pre-tax gain, after deduction of transaction-related expenses, of approximately $20.3 million in connection with the Sale-Leaseback Transaction during the second quarter of 2024. See "Note 18 - Leases" in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements."

Securities Restructuring

In May 2024, the Corporation sold approximately $345.7 million AFS securities and recorded a pre-tax loss of $20.3 million during the second quarter of 2024. The proceeds from the sale were reinvested into higher-yielding securities of a similar type and similar duration.

Borrowings

In November 2024, the Corporation retired $168.8 million of subordinated notes issued in November 2014 and June 2015 which matured on November 15, 2024. See "Note 10 - Borrowings" in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements."

Financial Highlights

Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $278.5 million for the year ended December 31, 2024, a $4.5 million increase compared to $274.0 million in 2023. Net income available to common shareholders per diluted share was $1.57 for the year ended December 31, 2024, a $0.07 decrease compared to $1.64 in 2023.

Year Ended December 31, 2024 Results were Impacted by the Following Items:

•Preliminary gain on acquisition of $37.0 million (net of tax).

•CDI of $92.6 million in connection with the Republic First Transaction resulting in intangible amortization expense of $15.7 million.

•Provision for credit losses of $23.4 million related to non-PCD Loans acquired in the Republic First Transaction.

•Acquisition-related expenses of $37.6 million.

•FultonFirst implementation and asset disposal costs of $32.0 million.

In the fourth quarter of 2024, in connection with the FultonFirst initiative, the Corporation recorded pre-tax costs of $8.5 million in connection with the Corporation's plan to consolidate 15 financial centers in early 2025. The pre-tax costs of $8.5 million consisted of write-offs of premises and equipment and related expenses, severance expenses and lease termination charges.

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

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	2024	2023	2022
	(dollars in thousands, except per share data)
Operating net income available to common shareholders
Net income available to common shareholders	$278,495	$274,032	$276,733
Less: Other revenue	(1,805)	1,855	—
Less: Gain on acquisition, net of tax	(36,996)	—	—
Plus: Loss on securities restructuring	20,282	—	—
Plus: Core deposit intangible amortization	17,307	2,308	1,029
Plus: Acquisition-related expense	37,635	—	10,328
Plus: CECL Day 1 Provision	23,444	—	7,954
Plus: FDIC special assessment	940	6,494	—
Less: Gain on Sale-Leaseback Transaction	(20,266)	—	—
Plus: FultonFirst implementation and asset disposals	32,038	3,197	—
Less: Tax impact of adjustments	(23,011)	(2,909)	(4,055)
Operating net income available to common shareholders (numerator)	$328,063	$284,977	$291,989

Weighted average shares (diluted) (denominator)	177,223	166,769	165,472

Operating net income available to common shareholders, per share (diluted)	$1.85	$1.71	$1.76

	2024	2023	2022
	(dollars in thousands)
Operating return on average assets
Net income	$288,743	$284,280	$286,981
Plus: Other revenue	(1,805)	1,855	—
Less: Gain on acquisition, net of tax	(36,996)	—	—
Plus: Loss on securities restructuring	20,282	—	—
Plus: Core deposit intangible amortization	17,307	2,308	1,029
Plus: Acquisition-related expense	37,635	—	10,328
Plus: CECL Day 1 Provision	23,444	—	7,954
Plus: FDIC special assessment	940	6,494	—
Less: Gain on Sale-Leaseback Transaction	(20,266)	—	—
Plus: FultonFirst implementation and asset disposals	32,038	3,197	—
Less: Tax impact of adjustments	(23,011)	(2,909)	(4,055)
Operating net income (numerator)	$338,311	$295,225	$302,237

Total average assets	$30,473,130	$27,229,704	$25,971,484
Less: Average net core deposit intangible	(61,810)	(5,996)	(3,915)
Total average operating assets (denominator)	$30,411,320	$27,223,708	$25,967,569

Operating return on average assets	1.11%	1.08%	1.16%

Operating return on average common shareholders' equity (tangible)
Net income available to common shareholders	$278,495	$274,032	$276,733
Plus: Other revenue	(1,805)	1,855	—
Less: Gain on acquisition, net of tax	(36,996)	—	—
Plus: Loss on securities restructuring	20,282	—
Plus: Intangible amortization	17,830	2,944	1,731
Plus: Acquisition-related expense	37,635	—	10,328
Plus: CECL Day 1 Provision	23,444	—	7,954
Plus: FDIC special assessment	940	6,494	—
Less: Gain on Sale-Leaseback Transaction	(20,266)	—	—
Plus: FultonFirst implementation and asset disposals	32,038	3,197	—
Less: Tax impact of adjustments	(23,121)	(3,043)	(4,203)
Adjusted net income available to common shareholders (numerator)	$328,476	$285,479	$292,543

Average shareholders' equity	$3,025,642	$2,631,249	$2,560,323
Less: Average goodwill and intangible assets	(615,156)	(561,858)	(548,102)
Less: Average preferred stock	(192,878)	(192,878)	(192,878)
Average tangible common shareholders' equity (denominator)	$2,217,608	$1,876,513	$1,819,343
Return on average common shareholders' equity (tangible)	14.81%	15.21%	16.08%

	2024	2023	2022
	(dollars in thousands)
Efficiency ratio
Non-interest expense	$819,791	$679,207	$633,728
Less: Amortization of tax credit investments	—	—	(2,783)
Less: Intangible amortization	(17,830)	(2,944)	(1,731)
Less: Acquisition-related expense	(37,635)	—	(10,328)
Less: Debt extinguishment gain (cost)	—	720	—
Less: FDIC special assessment	(940)	(6,494)	—
Less: Gain on Sale-Leaseback Transaction	20,266	—	—
Less: FultonFirst implementation and asset disposals	(32,038)	(3,197)	—
Non-interest expense (numerator)	$751,614	$667,292	$618,886

Net interest income	$960,325	$854,286	$781,634
Tax equivalent adjustment	17,915	17,811	14,995
Plus: Total non-interest income	275,731	227,678	227,130
Plus: Other revenue	(1,805)	1,855	—
Less: Gain on acquisition, net of tax	(36,996)	—	—
Plus: Investment securities losses (gains), net	20,283	733	27
Total revenue (denominator)	$1,235,453	$1,102,363	$1,023,786
Efficiency ratio	60.8%	60.5%	60.5%

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

The ACL for loans was $379.2 million and $293.4 million on December 31, 2024 and December 31, 2023, respectively. The increase of $85.8 million was primarily a result of the Republic First Transaction, which included $54.6 million for PCD Loans and $23.4 million recorded through the provision for credit losses at the Acquisition Date for non-PCD Loans.

The Corporation performs loan loss sensitivity analysis on a quarterly basis to determine the impact of varying economic conditions based on third-party forecasts. Our sensitivity analysis does not represent management's view of expected credit losses at the balance sheet date. One scenario identified includes a highly adverse economic environment. This scenario resulted in a hypothetical increase to the ACL of approximately $39.5 million.

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

Income tax expense was $55.9 million and $64.4 million for the years ended December 31, 2024 and December 31, 2023, respectively.

Recently Issued Accounting Standards

For a description of accounting standards recently issued, but not yet adopted by the Corporation, see "Recently Issued Accounting Standards," in "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

Net Interest Income

FTE net interest income was $978.2 million for the year ended December 31, 2024, an increase of $106.1 million, compared to $872.1 million for the same period in 2023. For the twelve months ended December 31, 2024 and December 31, 2023, NIM was 3.42%. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item "7A. Quantitative and Qualitative Disclosures About Market Risk." The following table provides a comparative average balance sheet and net interest income analysis for 2024 compared to 2023 and 2022. Interest income and yields are presented on an FTE basis using a 21% federal tax rate as well as statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	2024			2023			2022
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Net loans(2)	$23,145,114	$1,406,216	6.08%	$20,929,302	$1,166,376	5.57%	$19,152,740	$765,603	4.00%
Investment securities(3)	4,486,726	143,317	3.19	4,210,010	109,325	2.59	4,364,627	106,115	2.43
Other interest-earning assets	962,971	50,578	5.25	387,360	15,346	3.96	829,705	8,115	0.98
Total interest-earning assets	28,594,811	1,600,111	5.60	25,526,672	1,291,047	5.06	24,347,072	879,833	3.61
Noninterest-earning assets:
Cash and due from banks	295,156			215,649			156,050
Premises and equipment	197,823			219,315			220,982
Other assets	1,761,083			1,553,284			1,505,277
Less: ACL - loans (4)	(375,743)			(285,216)			(257,897)
Total Assets	$30,473,130			$27,229,704			$25,971,484
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,049,915	$128,969	1.83%	$5,582,930	$62,494	1.12%	$5,593,942	$8,219	0.15%
Savings and money market deposits	7,364,106	180,455	2.45	6,616,087	122,340	1.85	6,458,165	16,642	0.26
Brokered deposits	981,060	51,691	5.27	847,795	43,635	5.15	262,359	4,097	1.56
Time deposits	3,747,029	160,744	4.29	2,170,245	63,735	2.94	1,617,804	14,871	0.92
Total interest-bearing deposits	19,142,110	521,859	2.73	15,217,057	292,204	1.92	13,932,270	43,829	0.31
Borrowings and other interest-bearing liabilities	2,280,382	100,012	4.39	2,771,330	126,746	4.54	1,358,357	39,375	2.89
Total interest-bearing liabilities	21,422,492	621,871	2.90	17,988,387	418,950	2.32	15,290,627	83,204	0.54
Noninterest-bearing liabilities:
Demand deposits	5,394,518			5,939,799			7,522,304
Other liabilities	630,478			670,269			598,230
Total Liabilities	27,447,488			24,598,455			23,411,161
Shareholders' equity	3,025,642			2,631,249			2,560,323
Total Liabilities and Shareholders' Equity	$30,473,130			$27,229,704			$25,971,484
Net interest income/net interest margin (FTE)		978,240	3.42%		872,097	3.42%		796,629	3.27%
Tax equivalent adjustment		(17,915)			(17,811)			(14,995)
Net interest income		$960,325			$854,286			$781,634
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

Comparison of 2024 to 2023

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volumes) and changes in yields and rates:

	2024 versus 2023 Increase (decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE interest income on:
Net loans(1)	$128,611	$111,229	$239,840
Investment securities	7,513	26,479	33,992
Other interest-earning assets	28,897	6,335	35,232
Total FTE interest income	$165,021	$144,043	$309,064
Interest expense on:
Demand deposits	$19,480	$46,995	$66,475
Savings and money market deposits	15,022	43,093	58,115
Brokered deposits	7,016	1,040	8,056
Time deposits	59,441	37,568	97,009
Borrowings and other interest-bearing liabilities	(22,532)	(4,202)	(26,734)
Total interest expense	$78,427	$124,494	$202,921
(1) Average balance includes non-performing loans.

Note:	Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

Compared to 2023, FTE total interest income for 2024 increased $309.1 million due to increases of $144.0 million attributable to changes in yield and $165.0 million attributable to changes in volume. The increase due to changes in yield was largely due to an increase in net loans. The increase due to changes in volume was due to an increase in average net loans.

The yield on average interest-earning assets increased 54 bps in 2024 compared to 2023.

In 2024, interest expense increased $202.9 million compared to 2023, primarily driven by an increase in rate on interest-bearing liabilities resulting in a $124.5 million increase in interest expense. The increase in interest expense attributable to rate was driven by increases in interest-bearing demand deposits, savings and money market deposits and time deposits. The increase in interest expense attributable to volume was $78.4 million primarily driven by increases in time deposits, interest-bearing demand deposits and savings and money market deposits, partially offset by a decrease in borrowings and other interest-bearing liabilities.

The rate on average interest-bearing liabilities increased 58 bps in 2024 compared to 2023.

Average loans and average FTE yields, by type, are summarized in the following table:

	2024		2023		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$9,052,738	6.51%	$7,876,076	5.97%	$1,176,662	14.9%
Commercial and industrial	4,779,254	6.67	4,596,742	6.27	182,512	4.0
Real estate - residential mortgage	5,925,708	4.31	5,079,739	3.76	845,969	16.7
Real estate - home equity	1,060,520	7.43	1,060,396	6.95	124	—
Real estate - construction	1,275,562	7.61	1,247,336	6.81	28,226	2.3
Consumer	725,308	6.67	748,089	5.94	(22,781)	(3.0)
Leases and other loans(1)	326,024	5.77	320,924	4.37	5,100	1.6
Total loans	$23,145,114	6.08%	$20,929,302	5.57%	$2,215,812	10.6%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During 2024, average net loans increased $2.2 billion, or 10.6%, compared to 2023. The increase in average net loans was primarily due to approximately $2.4 billion of total loans acquired in the Republic First Transaction and outstanding as of December 31, 2024. Overall, the increase in average net loans was largely driven by increases in average commercial mortgage loans, average residential mortgage loans and average commercial and industrial loans of $1.2 billion, $846.0 million and $182.5 million, respectively. The yield on total loans increased 51 bps to 6.08% in 2024 compared to 5.57% in 2023.

Average deposits and interest rates, by type, are summarized in the following table:

	2024		2023		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,394,518	—%	$5,939,799	—%	$(545,281)	(9.2)%
Interest-bearing demand	7,049,915	1.83	5,582,930	1.12	1,466,985	26.3
Savings and money market deposits	7,364,106	2.45	6,616,087	1.85	748,019	11.3
Total demand deposits and savings and money market deposits	19,808,539	1.56	18,138,816	1.02	1,669,723	9.2
Brokered deposits	981,060	5.27	847,795	5.15	133,265	15.7
Time deposits	3,747,029	4.29	2,170,245	2.94	1,576,784	72.7
Total deposits	$24,536,628	2.13%	$21,156,856	1.38%	$3,379,772	16.0%

The cost of total deposits increased 75 bps to 2.13% in 2024 compared to 1.38% in 2023, primarily due to rising interest rates and a change in mix of deposits. Average deposits increased $3.4 billion, or 16.0%, compared to 2023. The increase in average total deposits was primarily due to approximately $3.7 billion of total deposits assumed in the Republic First Transaction and outstanding as of December 31, 2024. The increase in average deposits occurred primarily in average time deposits, average interest-bearing demand deposits and average savings and money market deposits, which increased $1.6 billion, $1.5 billion and $748.0 million, respectively, partially offset by a decrease in average noninterest-bearing demand deposits of $545.3 million.

Average borrowings and interest rates, by type, are summarized in the following table:

	2024		2023		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$51,306	5.52%	$566,379	5.30%	$(515,073)	(90.9)
Federal Home Loan Bank advances	804,328	4.30	922,164	5.05	(117,836)	(12.8)%
Senior debt and subordinated debt	514,073	3.66	539,726	3.96	(25,653)	(4.8)
Other borrowings and other interest-bearing liabilities(1)	910,675	3.66	743,061	3.77	167,614	22.6
Total borrowings and other interest-bearing liabilities	$2,280,382	4.39%	$2,771,330	4.54%	$(490,948)	(17.7)%
(1) Includes repurchase agreements, short-term promissory notes, capital leases and collateral liabilities.

Average borrowings and other interest-bearing liabilities decreased $490.9 million during 2024 compared to 2023. The decrease in average borrowings and other interest-bearing liabilities was primarily due to decreases in federal funds purchased and average FHLB advances of $515.1 million and $117.8 million, respectively, partially offset by an increase in average other interest-bearing liabilities of $167.6 million.

In November 2024, the Corporation retired $168.8 million of subordinated notes issued in November 2014 and June 2015 which matured on November 15, 2024.

See "Note 10 - Borrowings" of the Notes to Consolidated Financial Statements for additional details.

Provision for Credit Losses

The provision for credit losses was $71.6 million in 2024 compared to $54.0 million in 2023. The increase was primarily due to the Republic First Transaction, which included a provision for credit losses of $23.4 million for non-PCD Loans, partially offset by an elevated level of provision for credit losses in the same period in 2023 due to a $13.3 million charge-off for a commercial office loan.

Non-Interest Income

The following table presents the components of non-interest income:

			Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Wealth management	$84,743	$75,541	$9,202	12.2%
Commercial banking:
Merchant and card	29,186	29,205	(19)	—
Cash management	28,106	23,340	4,766	20.4
Capital markets	11,033	15,654	(4,621)	(29.5)
Other commercial banking	16,657	12,961	3,696	28.5
Total commercial banking	84,982	81,160	3,822	4.7
Consumer banking:
Card	30,914	26,343	4,571	17.4
Overdraft	13,764	11,416	2,348	20.6
Other consumer banking	10,826	9,438	1,388	14.7
Total consumer banking	55,504	47,197	8,307	17.6
Mortgage banking	13,943	10,388	3,555	34.2
Other	19,846	14,125	5,721	40.5
Non-interest income before investment securities gains (losses) and gain on acquisition, net of tax	259,018	228,411	30,607	13.4
Gain on acquisition, net of tax	36,996	—	36,996	N/M
Investment securities losses, net	(20,283)	(733)	(19,550)	N/M
Total Non-Interest Income	$275,731	$227,678	$48,053	21.1%

Non-interest income before investment securities losses and gain on acquisition, net of tax increased $30.6 million, or 13.4%, during 2024 compared to 2023. The increase in non-interest income was partially due to $7.7 million from acquired operations in the Republic First Transaction. The remaining increase of $22.9 million included a $9.2 million increase in wealth management revenues due to an increase in assets under management, a $4.3 million increase in cash management fee income due to an increase in account analysis fees with customers electing to move funds to interest-bearing deposit accounts, a $3.6 million increase in mortgage banking income primarily due to higher loan volumes and spreads, a $1.8 million increase in SBA income largely due to higher loan sale volumes, a $1.6 million increase in income from bank owned life insurance and a $1.7 million increase in debit card fee income.

In May 2024, the Corporation sold $345.7 million of AFS securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher yielding securities of a similar type and similar duration.

Non-Interest Expense

The following table presents the components of non-interest expense:

			Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Salaries and employee benefits	$424,733	$376,795	$47,938	12.7%
Data processing and software	77,882	66,471	11,411	17.2
Net occupancy	69,359	58,019	11,340	19.5
Other outside services	47,811	45,149	2,662	5.9
FDIC insurance	23,829	25,565	(1,736)	(6.8)
Equipment	17,850	14,390	3,460	24.0
Marketing	8,958	9,004	(46)	(0.5)
Professional fees	10,681	8,392	2,289	27.3
Intangible amortization	17,830	2,944	14,886	N/M
Other	71,451	69,281	2,170	3.1
Subtotal	770,384	676,010	94,374	14.0%
Gain on Sale-Leaseback Transaction	(20,266)	—	(20,266)	N/M
Acquisition-related expenses	37,635	—	37,635	N/M
FultonFirst implementation and asset disposals	32,038	3,197	28,841	N/M
Total Non-Interest Expense	$819,791	$679,207	$140,584	20.7%

Non-interest expense in 2024 increased $140.6 million, or 20.7%, compared to 2023. Excluding the gain on the Sale-Leaseback Transaction, acquisition-related expenses and FultonFirst implementation and asset disposal costs, non-interest expense increased $94.4 million, or 14.0%, in 2024 compared to 2023. The increase in non-interest expense was primarily due to $71.9 million from acquired operations in the Republic First Transaction, including $15.7 million of CDI amortization expense, and $21.5 million in salaries and benefits expense driven by annual merit increases, higher incentive compensation expense and lower deferred costs from loan origination activities.

Income Taxes

Income tax expense for 2024 was $55.9 million, an $8.6 million decrease compared to 2023. The Corporation's ETR was 16.2% in 2024. Excluding the impact from the $37.0 million gain on acquisition, net of tax, the Corporation's ETR was 18.2% compared to 18.5% in 2023. The decrease in income tax expense in 2024 resulted primarily from the lower ETR. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and TCIs that generate tax credits under various federal programs.

Comparison of 2023 to 2022

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volumes) and changes in yields and rates:

	2023 versus 2022
	Increase (decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE interest income on:
Net loans(1)	$76,608	$324,165	$400,773
Investment securities	(3,763)	6,973	3,210
Other interest-earning assets	(6,298)	13,529	7,231
Total FTE interest income	$66,547	$344,667	$411,214
Interest expense on:
Demand deposits	$(17)	$54,292	$54,275
Savings and money market deposits	421	105,277	105,698
Brokered deposits	19,464	20,074	39,538
Time deposits	6,577	42,287	48,864
Borrowings	56,410	30,961	87,371
Total interest expense	$82,855	$252,891	$335,746
(1) Average balance includes non-performing loans.

Note:	Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

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

In 2023, interest expense increased $335.7 million compared to 2022, primarily driven by an increase in rate on interest-bearing liabilities resulting in a $252.9 million increase in interest expense. The increase in interest expense attributable to rate was driven by the increases in savings and money market deposits, interest-bearing demand deposits, time deposits, borrowings and other interest-bearing liabilities and brokered deposits. The increase in interest expense attributable to volume was $82.9 million, primarily driven by increases in borrowings and other interest-bearing liabilities and brokered deposits.

The rate on average interest-bearing liabilities increased 178 bps in 2023 compared to 2022.

Average loans and average FTE yields, by type, are summarized in the following table:

	2023		2022		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$7,876,076	5.97%	$7,523,806	4.00%	$352,270	4.7%
Commercial and industrial	4,596,742	6.27	4,230,133	4.13	366,609	8.7
Real estate - residential mortgage	5,079,739	3.76	4,261,527	3.38	818,212	19.2
Real estate - home equity	1,060,396	6.95	1,101,142	4.60	(40,746)	(3.7)
Real estate - construction	1,247,336	6.81	1,178,550	4.14	68,786	5.8
Consumer	748,089	5.94	569,305	5.11	178,784	31.4
Leases and other loans (1)	320,924	4.37	288,277	6.04	32,647	11.3
Total loans	$20,929,302	5.57%	$19,152,740	4.00%	$1,776,562	9.3%
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

Average deposits and interest rates, by type, are summarized in the following table:

	2023		2022		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,939,799	—%	$7,522,304	—%	$(1,582,505)	(21.0)%
Interest-bearing demand	5,582,930	1.12	5,593,942	0.15	(11,012)	(0.2)
Savings and money market deposits	6,616,087	1.85	6,458,165	0.26	157,922	2.4
Total demand and savings and money market deposits	18,138,816	1.02	19,574,411	0.13	(1,435,595)	(7.3)
Brokered deposits	847,795	5.15	262,359	1.56	585,436	N/M
Time deposits	2,170,245	2.94	1,617,804	0.92	552,441	34.1
Total deposits	$21,156,856	1.38%	$21,454,574	0.20%	$(297,718)	(1.4)%

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

Non-Interest Income

The following table presents the components of non-interest income:

			Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Wealth management	$75,541	$72,843	$2,698	3.7
Commercial banking:
Merchant and card	29,205	28,276	929	3.3%
Cash management	23,340	23,729	(389)	(1.6)
Capital markets	15,654	12,256	3,398	27.7
Other commercial banking	12,961	11,518	1,443	12.5
Total commercial banking	81,160	75,779	5,381	7.1
Consumer banking:
Card	26,343	24,472	1,871	7.6
Overdraft	11,416	15,480	(4,064)	(26.3)
Other consumer banking	9,438	9,544	(106)	(1.1)
Total consumer banking	47,197	49,496	(2,299)	(4.6)
Mortgage banking	10,388	14,204	(3,816)	(26.9)
Other	14,125	14,835	(710)	(4.8)
Non-interest income before investment securities gains (losses)	228,411	227,157	1,254	0.6
Investment securities (losses) gains, net	(733)	(27)	(706)	N/M
Total Non-Interest Income	$227,678	$227,130	$548	0.2%
Non-interest income before investment securities gains (losses) increased $1.3 million, or 0.6%, during 2023 compared to 2022. The increase in non-interest income was primarily due to increases in commercial banking revenues of $5.4 million, largely driven by an increase in commercial customer interest rate swap fee income reflected in capital markets, an increase in wealth management of $2.7 million, due to an increase in assets under management, and an increase in the cash surrender value of bank owned life insurance agreements of $1.7 million, reflected in other non-interest income, partially offset by decreases in mortgage banking income of $3.8 million, mainly due to lower sales volumes and lower gains on sales margins, consumer banking income of $2.3 million, driven largely by decreases in overdraft fees, and a $1.8 million reduction in other non-interest income to reflect market valuation movement in certain of the Corporation's legacy commercial customer back-to-back interest rate swap transactions resulting from the transition from LIBOR to SOFR.

Non-Interest Expense

The following table presents the components of non-interest expense:

			Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Salaries and employee benefits	$376,795	$356,884	$19,911	5.6%
Data processing and software	66,471	60,255	6,216	10.3
Net occupancy	58,019	56,195	1,824	3.2
Other outside services	45,149	37,152	7,997	21.5
FDIC insurance	25,565	12,547	13,018	103.8
Equipment	14,390	14,033	357	2.5
Marketing	9,004	6,885	2,119	30.8
Professional fees	8,392	9,123	(731)	(8.0)
Intangible amortization	2,944	1,731	1,213	70.1
Other	69,281	68,595	686	1.0
Subtotal	$676,010	$623,400	$52,610	8.4%
FultonFirst implementation and asset disposals	3,197	—	3,197	N/M
Acquisition-related expenses	—	10,328	(10,328)	N/M
Total non-interest expense	$679,207	$633,728	$45,479	7.2%

Non-interest expense in 2023 increased $45.5 million, or 7.2%, compared to 2022. Excluding acquisition-related expenses of $10.3 million in 2022 and FultonFirst initiatives of $3.2 million in 2023, non-interest expense increased $52.6 million, or 8.4%, in 2023 compared to 2022. The increase in noninterest expense, excluding acquisition-related expenses and FultonFirst initiatives, was primarily due to increases of $19.9 million in salaries and employee benefits expense, $13.0 million in FDIC insurance expense, primarily due to the adoption of a final rule to increase base deposit insurance assessment rates effective January 1, 2023, and the special assessment of $6.5 million charged to recover the loss to the DIF in connection with the closures of certain banks in 2023, $8.0 million in other outside services expense largely due to a number of corporate initiatives, $6.2 million in data processing and software expense due to ongoing investment in technology and customer growth and $2.1 million in marketing expense primarily due to a targeted customer deposit acquisition program and brand marketing campaigns. The $19.9 million increase in salaries and employee benefits expense was largely due to annual merit increases, an increase in the number of employees, higher healthcare claims expense and higher pension expense.

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

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets:

	December 31,		Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Assets
Cash and cash equivalents	$1,063,871	$549,710	$514,161	93.5%
FRB and FHLB Stock	139,574	124,405	15,169	12.2
Loans held for sale	25,618	15,158	10,460	69.0
Investment securities	4,806,468	3,666,274	1,140,194	31.1
Net loans, less ACL - loans	23,665,763	21,057,690	2,608,073	12.4
Net premises and equipment	195,527	222,881	(27,354)	(12.3)
Goodwill and net intangible assets	635,458	560,687	74,771	13.3
Other assets	1,539,531	1,375,110	164,421	12.0
Total Assets	$32,071,810	$27,571,915	$4,499,895	16.3%
Liabilities and Shareholders' Equity
Deposits	$26,129,433	$21,537,623	$4,591,810	21.3%
Borrowings	1,782,048	2,487,526	(705,478)	(28.4)
Other liabilities	963,004	786,627	176,377	22.4
Total Liabilities	28,874,485	24,811,776	4,062,709	16.4
Total Shareholders' Equity	3,197,325	2,760,139	437,186	15.8
Total Liabilities and Shareholders' Equity	$32,071,810	$27,571,915	$4,499,895	16.3%

Investment Securities

The table below presents the carrying amount of investment securities:

	December 31,		Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Available for Sale
U.S. Government securities	$—	$42,161	$(42,161)	N/M
U.S. Government-sponsored agency securities	—	1,010	(1,010)	N/M
State and municipal securities	814,887	1,072,013	(257,126)	(24.0)
Corporate debt securities	300,370	440,551	(140,181)	(31.8)
Collateralized mortgage obligations	788,885	111,434	677,451	N/M
Residential mortgage-backed securities	989,875	196,795	793,080	N/M
Commercial mortgage-backed securities	516,882	534,388	(17,506)	(3.3)
Total available for sale securities	$3,410,899	$2,398,352	$1,012,547	42.2%
Held to Maturity
Residential mortgage-backed securities	$537,856	$407,075	$130,781	32.1%
Commercial mortgage-backed securities	857,713	860,847	(3,134)	(0.4)
Total held to maturity securities	$1,395,569	$1,267,922	$127,647	10.1%

Total investment securities	$4,806,468	$3,666,274	$1,140,194	31.1%

Compared to December 31, 2023, total AFS securities at December 31, 2024 increased $1.0 billion, or 42.2%. The increase in AFS securities at December 31, 2024 compared to December 31, 2023 was due to increases in residential mortgage-backed securities and collateralized mortgage obligations of $793.1 million and $677.5 million, respectively, partially offset by decreases in state and municipal securities and corporate debt securities of $257.1 million and $140.2 million, respectively.

Compared to December 31, 2023, total HTM securities at December 31, 2024 increased $127.6 million, or 10.1%. The increase in HTM securities at December 31, 2024 compared to December 31, 2023 was largely driven by an increase in residential mortgage-backed securities of $130.8 million.

Loans

The following table presents ending net loans outstanding, by type:

	December 31,		Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$9,601,858	$8,127,728	$1,474,130	18.1%
Commercial and industrial(1)	4,605,589	4,545,552	60,037	1.3
Real estate - residential mortgage	6,349,643	5,325,923	1,023,720	19.2
Real estate - home equity	1,160,616	1,047,184	113,432	10.8
Real estate - construction	1,394,899	1,239,075	155,824	12.6
Consumer	616,856	729,318	(112,462)	(15.4)
Leases and other loans(2)	315,458	336,314	(20,856)	(6.2)
Net loans	$24,044,919	$21,351,094	$2,693,825	12.6%
(1) Includes no unearned income for December 31, 2024 and $41.0 thousand at December 31, 2023.
(2) Includes unearned income of $35.6 million and $38.0 million as of December 31, 2024 and 2023, respectively.

During 2024, net loans increased $2.7 billion, or 12.6%, compared to December 31, 2023. The increase in net loans during 2024 was primarily due to $2.4 billion of net loans acquired in the Republic First Transaction and outstanding as of December 31, 2024. The overall increase in net loans was largely due to increases in commercial mortgage loans and residential mortgage loans, of $1.5 billion and $1.0 billion, respectively.

The Corporation does not have a significant concentration of credit risk with any single borrower. As of December 31, 2024, approximately $11.0 billion, or 45.7%, of the loan portfolio was comprised of commercial mortgage loans and construction loans.

The Corporation has established lower total lending limits for certain types of commercial lending commitments and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. The Corporation adheres to loan portfolio management practices, which include requiring an annual review of the majority of loans. Additionally, management monitors the loan portfolio throughout the year taking into account, among other things, the size, complexity and level risk of loans and individual borrowers. An independent loan review function assesses the portfolio for internal risk rating accuracy and loan servicing policy requirements. The Corporation consolidates risk migrations to identify emerging risks by industry and real estate property types, taking into consideration economic forecasts and industry trends. In 2024, the Corporation identified the office and multi-family commercial mortgage loan portfolios as posing heightened risks and consequently moderated the volume of new loan originations. The Corporation takes a risk-based approach when reviewing a specific loan portfolio, such as the office loan or multi-family loan portfolios. The Corporation reviews portfolio concentrations and adjusts the lending limits based on asset quality, economic forecasts and industry outlook.

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	December 31,
	2024	2023
Real estate(1)	39.5%	46.6%
Retail	6.6	3.3
Health care	6.3	6.6
Agriculture	5.3	5.6
Other services	5.3	4.5
Manufacturing	5.1	6.1
Construction(2)	4.3	4.1
Hospitality and food services	4.0	3.6
Wholesale trade	3.4	3.2
Educational services	3.0	2.9
Professional, scientific and technical services	2.7	2.2
Arts, entertainment and recreation	2.4	1.9
Finance and Insurance	1.6	1.3
Transportation and warehousing	1.5	1.7
Public administration	1.3	1.0
Administrative and Support	1.2	1.1
Other	6.5	4.3
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2) Includes commercial loans to borrowers engaged in the construction industry.

The commercial mortgage loan portfolio consists of 46% owner occupied commercial mortgage loans and 54% of non-owner occupied commercial mortgage loans as of December 31, 2024. The following table summarizes the non-owner occupied commercial mortgage loan portfolio and the percent to total net loans.

	December 31, 2024		December 31, 2023
	$	%	$	%
	(dollars in thousands)
Multi-family	$1,543,943	6.4%	$1,147,612	5.4%
Retail trade	1,097,712	4.6	893,029	4.2
Industrial	829,354	3.4	634,533	3.0
Office	761,929	3.2	640,403	3.0
Hospitality and food services	470,907	2.0	453,305	2.1
Other	527,661	2.2	498,122	2.3
Total non-owner occupied commercial mortgage loans	$5,231,506	21.8%	$4,267,004	20.0%

The following table summarizes the commercial mortgage office non-owner occupied loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	December 31, 2024			December 31, 2023
	Outstanding Balance	Total Commitment	Weighted Average LTV (1)	Outstanding Balance	Total Commitment	Weighted Average LTV (1)
	(dollars in thousands)
Philadelphia(2)	$339,164	$369,758	62%	$241,596	$247,395	56%
New York(3)	96,129	100,893	59	60,149	62,565	71
Washington, D.C.(4)	87,688	87,688	55	97,270	97,847	56
Baltimore (5)	75,318	76,453	58	82,573	82,577	51
Other	163,630	171,442	61	158,815	161,533	61
Total office non-owner occupied commercial real estate	$761,929	$806,234	60%	$640,403	$651,917	58%
(1) Weighted Average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) New York-Newark-Jersey City, NY-NJ-PA.
(4) Washington-Arlington-Alexandria, DC-VA-MD-WV.
(5) Baltimore-Columbia-Towson, MD.

The commercial mortgage office non-owner occupied loan portfolio table above excludes commercial construction loans secured by office property collateral with a total outstanding balance of $52.5 million and outstanding loan commitment of $57.4 million as of December 31, 2024.

The following table summarizes the commercial mortgage multi-family non-owner occupied loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	December 31, 2024			December 31, 2023
	Outstanding Balance	Total Commitment	Weighted Average LTV (1)	Outstanding Balance	Total Commitment	Weighted Average LTV (1)
	(dollars in thousands)
Philadelphia(2)	$707,826	$738,256	62%	$467,749	$480,942	57%
New York(3)	124,321	130,238	64	53,153	53,642	72
Baltimore(4)	108,384	108,680	59	54,675	54,879	56
Washington, D.C.(5)	28,145	31,121	48	87,020	92,483	51
Lancaster, PA	135,891	146,593	69	159,691	169,437	66
Other	439,376	479,884	59	325,324	361,693	65
Total multi-family non-owner occupied commercial real estate	$1,543,943	$1,634,772	62%	$1,147,612	$1,213,076	59%
(1) Weighted Average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) New York-Newark-Jersey City, NY-NJ-PA.
(4) Washington-Arlington-Alexandria, DC-VA-MD-WV.
(5) Baltimore-Columbia-Towson, MD.

The commercial mortgage multi-family non-owner occupied loan portfolio table above excludes commercial construction loans secured by multi-family property collateral with a total outstanding loan balance of $405.2 million and outstanding loan commitment of $693.4 million as of December 31, 2024.

The following table presents the changes in non-accrual loans for the years ended December 31:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Leases and Other Loans	Total
	(dollars in thousands)
Balance at December 31, 2022	$27,116	$70,161	$1,368	$26,294	$6,197	$13,307	$144,443
Additions	46,358	31,004	438	792	8,416	1,520	88,528
Payments	(24,276)	(38,296)	(465)	(1,881)	(2,245)	(554)	(67,717)
Charge-offs	(9,246)	(17,999)	—	(62)	(7,514)	(4,380)	(39,201)
Transfers to OREO	—	—	—	(1,793)	—	—	(1,793)
Transfers to accrual status	—	(65)	—	(2,526)	(49)	—	(2,640)
Balance at December 31, 2023	39,952	44,805	1,341	20,824	4,805	9,893	121,620
Additions	70,700	94,887	1,406	11,067	15,066	7,759	200,885
Payments	(33,580)	(25,757)	(130)	(4,780)	(2,414)	(825)	(67,486)
Charge-offs	(26,585)	(13,186)	—	(1,472)	(8,490)	(4,696)	(54,429)
Transfers to OREO	(90)	(133)	(871)	(97)	(190)	—	(1,381)
Transfers to accrual status	(8,180)	(1,119)	—	(142)	(178)	(297)	(9,916)
Balance at December 31, 2024	$42,217	$99,497	$1,746	$25,400	$8,599	$11,834	$189,293

During 2024, non-accrual loans increased $67.7 million, or 55.6%, largely due to additions to non-accrual loans, partially offset by payments and charge-offs. During 2024, non-accrual loans as a percentage of net loans increased to 0.79%, compared to 0.57% as of December 31, 2023.

The following table presents non-performing assets:

	December 31,
	2024	2023	2022
	(dollars in thousands)
Non-accrual loans(1)(2)	$189,293	$121,620	$144,443
Loans 90 days or more past due and still accruing(2)	30,781	31,721	27,463
Total non-performing loans and leases	220,074	153,341	171,906
OREO(3)	2,621	896	5,790
Total non-performing assets	$222,695	$154,237	$177,696
Non-accrual loans to total loans	0.79%	0.57%	0.71%
Non-performing loans to total loans	0.92%	0.72%	0.85%
Non-performing assets to total assets	0.69%	0.56%	0.66%
ACL to non-performing loans	172%	191%	157%
(1) The amount of interest income on non-accrual loans that was recognized in 2024, 2023 and 2022 was approximately $1.0 million, $1.5 million and $2.2 million, respectively.
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
(3) Excludes $17.5 million, $10.9 million and $6.0 million of residential mortgage properties for which formal foreclosure proceedings were in process as of
December 31, 2024, 2023 and 2022, respectively.

The following table presents non-performing loans:

	December 31,
	2024	2023	2022
	(dollars in thousands)
Real estate - commercial mortgage	$102,359	$46,527	$72,634
Commercial and industrial	43,677	41,020	28,288
Real estate - residential mortgage	45,901	42,029	46,509
Real estate - home equity	13,349	10,079	8,809
Real estate - construction	1,746	2,876	1,368
Consumer	1,025	799	991
Leases and other loans	12,017	10,011	13,307
Total non-performing loans	$220,074	$153,341	$171,906
Non-performing loans to total loans	0.92%	0.72%	0.85%

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty:

	December 31,
	2024	2023
	(dollars in thousands)
Real estate - commercial mortgage	$20,501	$2,944
Commercial and industrial	3,913	11,970
Real estate - residential mortgage	13,969	9,092
Real estate - home equity	379	—
Real estate - construction	595	—
Total	$39,357	$24,006

There were no loans modified due to borrowers experiencing financial difficulty that defaulted during 2024.

The following table summarizes OREO, by property type:

	December 31,
	2024	2023	2022
	(dollars in thousands)
Commercial properties	$1,888	$165	$3,881
Residential properties	733	229	482
Undeveloped land	—	502	1,427
Total OREO	$2,621	$896	$5,790

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

Total internally risk-rated loans were $15.4 billion and $13.7 billion as of December 31, 2024 and 2023, respectively, of which $1.8 billion and $925.0 million were criticized and classified loans, respectively. The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgages, commercial and industrial loans and construction loans to commercial borrowers, by class segment:

	Special Mention(1)		Increase (Decrease)		Substandard or Lower(2)		Increase (Decrease)		Total Criticized and Classified Loans
	December 31,				December 31,				December 31,
	2024	2023	$	%	2024	2023	$	%	2024	2023
	(dollars in thousands)
Real estate - commercial mortgage	$531,423	$302,553	$228,870	75.6%	$522,377	$224,774	$297,603	132.4%	$1,053,800	$527,327
Commercial and industrial	238,809	135,837	102,972	75.8	335,246	196,500	138,746	70.6	574,055	332,337
Real estate - construction(3)	161,310	38,520	122,790	N/M	47,183	26,771	20,412	76.2	208,493	65,291
Total	$931,542	$476,910	$454,632	95.3%	$904,806	$448,045	$456,761	101.9%	$1,836,348	$924,955
% of total risk-rated loans	6.1%	3.5%			5.9%	3.3%			11.9%	6.8%
(1) Considered "criticized" loans by banking regulators.
(2) Considered "classified" loans by banking regulators.
(3) Excludes construction - other.

Total criticized and classified loans increased $911.4 million, or 98.5%, compared to December 31, 2023.

The increase of $454.6 million in special mention loans as of December 31, 2024 was primarily due to loans acquired in the Republic First Transaction with a balance of $350.4 million as of December 31, 2024. The increase of $456.8 million in substandard or lower loans as of December, 31, 2024 was partially due to loans acquired in the Republic First Transaction with a balance of $193.0 million as of December 31, 2024.

The following table presents, by class segment, a summary of delinquency status and rates, as a percentage of loans in each portfolio and in total, that do not have internal risk ratings:

	Delinquent(1)				Non-performing(2)				Total
	December 31,		December 31,		December 31,		December 31,		December 31,		December 31,
	2024		2023		2024		2023		2024		2023
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Consumer and real estate - home equity	$16,241	0.91%	$20,345	1.15%	$14,374	0.81%	$10,878	0.61%	$30,615	1.72%	$31,223	1.76%
Real estate - residential mortgage	65,539	1.03	59,983	1.13	45,901	0.72	42,029	0.79	111,440	1.76	102,012	1.92
Real estate - construction	5,302	2.42	4,636	0.37	1,406	0.64	1,535	0.12	6,708	3.06	6,171	0.50
Leases and other loans	374	0.12	868	0.26	12,017	3.81	10,011	2.98	12,391	3.93	10,879	3.23
Total	$87,456	1.01%	$85,832	0.99%	$73,698	0.85%	$64,453	0.74%	$161,154	1.86%	$150,285	1.74%
(1) Includes accruing loans 30 days to 89 days past due.
(2) Includes accruing loans 90 days or more past due and non-accrual loans and leases.

Allowance for Credit Losses

The Corporation accounts for the credit risk associated with lending activities through the ACL and the provision for credit losses.

The following table presents the activity in the ACL:

	December 31,	December 31,	December 31,
	2024	2023	2022
	(dollars in thousands)
Net loans	$24,044,919	$21,351,094	$20,279,547
Average balance of net loans	$23,145,114	$20,929,302	$19,152,740
Balance of ACL at beginning of period	$293,404	$269,366	$249,001
CECL Day 1 Provision(1)	23,444	—	7,954
Initial purchased credit deteriorated loans	54,631	—	1,135
Loans charged off:
Real estate - commercial mortgage	(13,186)	(17,999)	(12,473)
Commercial and industrial	(26,585)	(9,246)	(2,390)
Real estate - residential mortgage	(1,472)	(62)	(66)
Consumer and real estate - home equity	(8,490)	(7,514)	(4,412)
Real estate - construction	—	—	—
Leases and other loans	(4,696)	(4,380)	(2,131)
Total loans charged off	(54,429)	(39,201)	(21,472)
Recoveries of loans previously charged off:
Real estate - commercial mortgage	603	1,076	3,860
Commercial and industrial	4,440	3,473	5,893
Real estate - residential mortgage	472	421	425
Consumer and real estate - home equity	3,357	3,198	2,581
Real estate - construction	382	858	574
Leases and other loans	730	1,103	759
Total recoveries	9,984	10,129	14,092
Net loans charged off (recoveries)	(44,445)	(29,072)	(7,380)
Provision for credit losses(1)(2)	52,122	53,110	18,656
Balance of ACL at end of period	$379,156	$293,404	$269,366
Provision for OBS credit exposures(1)	$(3,930)	$926	$1,411
Reserve for OBS credit exposures(3)	$14,161	$17,254	$16,328

Selected Asset Quality Ratios %:
Net charge-offs to average loans	0.19%	0.14%	0.04%
ACL - loans to total net loans	1.58	1.37	1.33
Non-performing assets(4) to total assets	0.69	0.56	0.66
Non-accrual loans to total net loans	0.79	0.57	0.71
ACL - loans to non-performing loans	172	191	157
ACL - loans to non-accrual loans	200	241	186
(1) These amounts are reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision for credit losses includes only the portion related to net loans.
(3) Reserve for OBS credit exposures is recorded within other liabilities on the Consolidated Balance Sheets.
(4) Includes accruing loans past due 90 days or more.

The provision for credit losses for 2024 was $71.6 million compared to a provision for credit losses of $54.0 million in 2023. The increase in the provision for credit losses was primarily driven by a $23.4 million CECL Day 1 Provision related to the Republic First Transaction in 2024. Additionally, included in the ACL as of December 31, 2024 was $54.6 million recorded for PCD Loans acquired in the Republic First Transaction.

The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See "Note 5 - Loans and Allowance for Credit Losses" of the Notes to Consolidated Financial Statements for additional details.

The following table summarizes the allocation of the ACL - loans:

	December 31, 2024			December 31, 2023			December 31, 2022
	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)
	(dollars in thousands)
Real estate - commercial mortgage	$158,181	41.7%	39.9%	$112,565	38.4%	38.1%	$69,456	25.8%	37.9%
Commercial and industrial	92,212	24.3	19.2	74,266	25.3	21.3	70,116	26.0	22.1
Real estate - residential mortgage	81,331	21.5	26.4	73,286	25.0	24.9	83,250	30.9	23.4
Consumer, home equity and leases and other loans	22,292	5.9	8.7	20,992	7.1	9.9	35,801	13.3	10.3
Real estate - construction	25,140	6.6	5.8	12,295	4.2	5.8	10,743	4.0	6.3
Total	$379,156	100.0%	100.0%	$293,404	100.0%	100.0%	$269,366	100.0%	100.0%
(1) Ending ACL - loan portfolio segment balance as a % of total ACL - loans.
(2) Ending loan portfolio segment balances as a % of total net loans for the periods presented.

Management believes that the $379.2 million ACL - loans as of December 31, 2024 is sufficient to cover expected credit losses in the loan portfolio.

Premises and Equipment
The $58.6 million decrease in land and buildings and improvements was primarily due to $73.5 million of asset disposals in the Sale-Leaseback Transaction, partially offset by $21.7 million of land and buildings and improvements purchased as part of the Republic First Transaction in the fourth quarter of 2024. The $73.5 million of premises and equipment disposals in the Sale-Leaseback Transaction included $42.5 million of related accumulated depreciation for a net disposal amount of $31.0 million.

Deposits and Borrowings

The following table presents ending deposits, by type:

	December 31,		Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,499,760	$5,314,094	$185,666	3.5%
Interest-bearing demand	7,843,604	5,722,695	2,120,909	37.1
Savings and money market deposits	7,792,114	6,616,901	1,175,213	17.8
Total demand and savings	21,135,478	17,653,690	3,481,788	19.7
Brokered deposits	843,857	1,144,692	(300,835)	(26.3)
Time deposits	4,150,098	2,739,241	1,410,857	51.5
Total deposits	$26,129,433	$21,537,623	$4,591,810	21.3%

During 2024, total deposits increased by $4.6 billion, or 21.3%, compared to December 31, 2023. The increase in total deposits was primarily due to $3.7 billion of total deposits assumed in the Republic First Transaction and outstanding as of December 31, 2024. Overall, the increase in total deposits was largely due to increases in interest-bearing demand deposits, time deposits and savings and money market deposits of $2.1 billion, $1.4 billion and $1.2 billion, respectively.

Total uninsured deposits (excluding intra-Company deposits) were estimated to be $9.4 billion and $7.2 billion at December 31, 2024 and December 31, 2023, respectively.

The following table presents ending borrowings, by type:

	December 31,		Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Federal funds purchased	$—	$240,000	$(240,000)	N/M
Federal Home Loan Bank advances	850,000	1,100,000	(250,000)	(22.7)
Senior debt and subordinated debt	367,316	535,384	(168,068)	(31.4)
Other borrowings(1)	564,732	612,142	(47,410)	(7.7)
Total borrowings	$1,782,048	$2,487,526	$(705,478)	(28.4)%
(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During 2024, total borrowings decreased $705.5 million, or 28.4%, compared to December 31, 2023. The decrease in total borrowings was primarily due to decreases in FHLB advances, federal funds purchased and senior debt and subordinated debt of $250.0 million, $240.0 million and $168.1 million, respectively.

In November 2024, the Corporation retired $168.8 million of subordinated notes issued in November 2014 and June 2015 which matured on November 15, 2024.

See "Note 10 - Borrowings" of the Notes to Consolidated Financial Statements for additional details.

Other Liabilities

During 2024, other liabilities increased $176.4 million, or 22.4%, compared to December 31, 2023, primarily due to increases in the operating lease liability due to the Sale-Leaseback Transaction, accrued expenses and as a result of affordable housing investments made in 2024.

Shareholders' Equity

During 2024, total shareholders' equity increased $437.2 million, or 15.8%, to $3.2 billion, or 10.0% of total assets, as of December 31, 2024. The increase in total shareholders' equity was largely due to net proceeds of $272.6 million related to the Corporation's underwritten public offering of 19,166,667 shares of its common stock at a price to the public of $15.00 per share, and $156.3 million in retained earnings. See "Note 15 - Shareholders' Equity" in the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for details of accumulated comprehensive loss.

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

As of December 31, 2024, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of December 31, 2024, Fulton Bank met the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the Capital Rules. There were no other conditions or events in 2024 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	December 31, 2024	December 31, 2023	Regulatory Minimum for Capital Adequacy	With Capital Conservation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	14.3%	14.0%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	11.5%	11.2%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.8%	10.3%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.0%	9.5%	4.0%	4.0%

Contractual Obligations and Off-Balance Sheet Arrangements

The Corporation has various financial obligations that require future cash payments. These obligations include payments for liabilities recorded on the Corporation's consolidated balance sheets as well as contractual obligations for purchased services.

Contractual purchase obligations to third parties that were fixed and determinable of approximately $72.4 million and $124.6 million at December 31, 2024 and 2023, respectively, include information technology, telecommunication and data processing outsourcing contracts. The decrease is primarily due to contract changes to annual renewals.

The following table summarizes the contractual purchase obligations for each of the next five years (dollars in thousands):

Year
2025	$28,062
2026	25,392
2027	7,365
2028	6,713
2029	4,835
Total	$72,367

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

The following table presents the Corporation's commitments to extend credit and letters of credit as of December 31, 2024 (dollars in thousands):

Commercial and industrial	$4,967,334
Real estate - commercial mortgage and real estate - construction	1,706,879
Real estate - home equity	2,154,382
Total commitments to extend credit	$8,828,595

Standby letters of credit	$279,309
Commercial letters of credit	48,993
Total letters of credit	$328,302

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

The following table summarizes the expected impact of interest rate changes in rate-ramp scenarios over a 12-month period, that is, a gradual non-parallel shift, on net interest income as of December 31, 2024:

Rate Ramp(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $29.4 million	+2.6%
+300 bp	+ $25.0 million	+2.2%
+200 bp	+ $19.2 million	+1.7%
+100 bp	+ $11.8 million	+1.1%
–100 bp	- $7.3 million	-0.7%
–200 bp	- $14.3 million	-1.3%
–300 bp	- $21.4 million	-1.9%
–400 bp	- $29.0 million	-2.6%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

The following table summarizes the expected impact of abrupt interest rate changes, i.e. a non-parallel instantaneous shock, on net interest income as of December 31, 2024:

Rate Shock(1)	Annual change in net interest income	% Change in net interest income
+400 bp	+$46.6 million	+4.2%
'+300 bp	+ $41.1 million	+ 3.7%
'+200 bp	+ $35.3 million	+ 3.2%
'+100 bp	+ $27.4 million	+ 2.5%
'-100 bp	- $18.7 million	- 1.7%
'-200 bp	- $32.6 million	- 2.9%
-300 bp	- $49.3 million	- 4.4%
-400 bp	- $66.4 million	-6.0%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation's balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 bps shock in interest rates, 20% for a 200 bps shock, 30% for a 300 bps shock and 40% for a 400 bps shock. As of December 31, 2024, the Corporation was within economic value of equity policy limits for every 100 bps shock.

Interest Rate Derivatives

The Corporation enters into interest rate derivatives with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate derivatives with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate derivatives is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate derivatives are derivative financial instruments, and the gross fair values are recorded in other assets and liabilities on the consolidated balance sheets.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income or interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income or interest expense as interest payments are made on the Corporation's loans or borrowings.

On October 10, 2024, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $250 million. As the hedged transaction continues to be probable, the unrealized losses will be recorded in AOCI and will be recognized as an increase to interest expense when the previously forecasted hedged items affects earnings in future periods. During the year ended December 31, 2024, $0.2 million of these unrealized losses have been reclassified as an increase to interest expense on borrowings, on the consolidated statements of income.

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI will be recognized as reduction to interest income, including fees, when the previously forecasted hedged item affects earnings in future periods. During the years ended December 31, 2024 and 2023, $27.9 million and $22.1 million, respectively, of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the consolidated statements of income.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2024, the Bank had total borrowing capacity of approximately $11.1 billion with $5.1 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $6.0 billion. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of December 31, 2024, the Corporation had aggregate federal funds lines borrowing capacity of $2.6 billion with no amounts outstanding against that amount. As of December 31, 2024, the Corporation had $3.1 billion of collateralized borrowing capacity at the FRB discount window with no amounts outstanding and had no borrowings drawn against the Bank Term Funding Program facility, which expired March 11, 2024.

A combination of commercial real estate loans, commercial loans, consumer loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. Securities carried at $0.3 billion at December 31, 2024 and $0.4 billion at December 31, 2023 were pledged as collateral to secure public and trust deposits.

The Corporation has commitments to extend credit and letters of credit. As of December 31, 2024, the balance of commitments to extend credit was $8.8 billion and total letters of credit were $0.3 billion.

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

The consolidated statements of cash flows provide additional information. The Corporation's operating activities during 2024 generated $416.6 million of cash, mainly due to net income of $288.7 million. Cash provided in investing activities was $1.6 billion, primarily due to $1.0 billion of net cash received for acquisitions in the Republic First Transaction. Net cash used by financing activities was $1.5 billion, due largely to $2.1 billion in repayment of borrowings.

The following table presents the expected maturities of government, state and municipal and corporate AFS investment securities, at estimated fair value, as of December 31, 2024 and the weighted average yields on such securities (calculated based on historical cost):

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale	(dollars in thousands)
State and municipal(1)	$969	6.10%	$—	—%	$111,762	3.88%	$702,156	3.85%
Corporate debt securities	14,564	3.52	102,912	5.54	182,894	4.53	—	—
Total	$15,533	3.68%	$102,912	5.54%	$294,656	4.28%	$702,156	3.85%

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

The following table presents AFS residential mortgage-backed securities, commercial mortgage-backed securities and collateralized mortgage obligations, at estimated fair value, and HTM residential mortgage-backed securities and commercial mortgage-backed securities, at amortized cost, as of December 31, 2024, without stated maturities, including the weighted average yields and estimated weighted average lives based on prepayment speeds on such securities:

			Weighted
	Amount	Yield	Average Life
	(dollars in thousands)		(in years)
Available for sale
Residential mortgage-backed securities	$989,875	4.94%	8.7
Commercial mortgage-backed securities	516,882	2.70	4.2
Collateralized mortgage obligations	788,885	5.15	2.1
Held to maturity
Residential mortgage-backed securities	$537,856	3.13%	9.2
Commercial mortgage-backed securities	857,713	1.52	5.7

The following table presents the contractual maturities of fixed rate loans and loan types subject to changes in interest rates as of December 31, 2024:

	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After 15 Years	Total
	(dollars in thousands)
Commercial and industrial:
Adjustable and floating rate	$1,160,844	$2,177,388	$320,385	$5,586	$3,664,203
Fixed rate	387,190	509,344	44,001	851	941,386
Total commercial and industrial	1,548,034	2,686,732	364,386	6,437	4,605,589
Real estate - mortgage(1):
Adjustable and floating rate	2,591,921	5,341,646	2,615,788	277,102	10,826,457
Fixed rate	1,288,523	2,412,596	1,866,083	718,458	6,285,660
Total real estate - mortgage(1)	3,880,444	7,754,242	4,481,871	995,560	17,112,117
Real estate - construction:
Adjustable and floating rate	480,495	500,384	69,595	1,692	1,052,166
Fixed rate	254,477	84,382	3,874	—	342,733
Total real estate - construction	734,972	584,766	73,469	1,692	1,394,899
Consumer, leases and other:
Adjustable and floating rate	12,599	57,746	166	—	70,511
Fixed rate	265,592	505,255	123,130	3,430	897,407
Total consumer, leases and other	278,191	563,001	123,296	3,430	967,918
Unearned income	—	(35,604)	—	—	(35,604)
Total	$6,441,641	$11,553,137	$5,043,022	$1,007,119	$24,044,919
(1) Includes commercial and residential mortgages and home equity loans.

Contractual maturities of time deposits as of December 31, 2024 were as follows (dollars in thousands):

Year
2025	$3,801,297
2026	242,638
2027	40,071
2028	10,130
2029	11,908
Thereafter	44,054
Total	$4,150,098

Contractual maturities of the portion of time deposits estimated to be in excess of the FDIC insurance limit as of December 31, 2024 included in the table above, were as follows (dollars in thousands):

Three months or less	$121,877
Over three through six months	108,934
Over six through twelve months	194,862
Over twelve months	13,867
Total	$439,540
Total uninsured deposits (excluding intra-Company deposits) were estimated to be $9.4 billion at December 31, 2024 compared with $7.2 billion at December 31, 2023.

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

State and Municipal Securities

As of December 31, 2024, the Corporation owned securities issued by various states and municipalities with a total fair value of $0.8 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of December 31, 2024, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 74% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31,
	2024	2023
ASSETS
Cash and due from banks	$279,041	$300,343
Interest-bearing deposits with other banks	784,830	249,367
Cash and Cash Equivalents	1,063,871	549,710
FRB and FHLB stock	139,574	124,405
Loans held for sale	25,618	15,158
Investment securities:
AFS, at estimated fair value	3,410,899	2,398,352
HTM, at amortized cost	1,395,569	1,267,922
Net loans	24,044,919	21,351,094
Less: ACL - loans	(379,156)	(293,404)
Loans, Net	23,665,763	21,057,690
Net premises and equipment	195,527	222,881
Accrued interest receivable	117,029	107,972
Goodwill and net intangible assets	635,458	560,687
Other assets	1,422,502	1,267,138
Total Assets	$32,071,810	$27,571,915
LIABILITIES
Deposits:
Noninterest-bearing	$5,499,760	$5,314,094
Interest-bearing	20,629,673	16,223,529
Total Deposits	26,129,433	21,537,623
Borrowings:
Federal funds purchased	—	240,000
FHLB advances	850,000	1,100,000
Senior debt and subordinated debt	367,316	535,384
Other borrowings and interest-bearing liabilities	564,732	612,142
Total Borrowings	1,782,048	2,487,526
Accrued interest payable	31,620	35,083
Other liabilities	931,384	751,544
Total Liabilities	28,874,485	24,811,776
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, Series A, 200,000 shares issued as of December 31, 2024 and 2023, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600,000,000 shares authorized, 245,946,392 shares issued as of December 31, 2024 and 225,760,963 issued as of December 31, 2023	614,866	564,402
Additional paid-in capital	1,789,214	1,552,860
Retained earnings	1,775,620	1,619,300
Accumulated other comprehensive loss	(287,819)	(312,280)
Treasury stock, at cost, 63,857,567 shares in 2024 and 61,959,552 shares in 2023	(887,434)	(857,021)
Total Shareholders' Equity	3,197,325	2,760,139
Total Liabilities and Shareholders' Equity	$32,071,810	$27,571,915

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	2024	2023	2022
Interest Income
Loans, including fees	$1,394,969	$1,156,373	$758,609
Investment securities	136,650	101,518	98,115
Other interest income	50,577	15,345	8,114
Total Interest Income	1,582,196	1,273,236	864,838
Interest Expense
Deposits	521,859	292,205	43,829
Federal funds purchased	2,881	30,417	2,967
FHLB advances	37,793	46,965	7,334
Senior debt and subordinated debt	20,255	21,361	22,257
Other borrowings and interest-bearing liabilities	39,083	28,002	6,817
Total Interest Expense	621,871	418,950	83,204
Net Interest Income	960,325	854,286	781,634
Provision for credit losses	71,636	54,036	28,021
Net Interest Income After Provision for Credit Losses	888,689	800,250	753,613
Non-Interest Income
Commercial banking	84,982	81,160	75,779
Wealth management	84,743	75,541	72,843
Consumer banking	55,504	47,197	49,496
Mortgage banking	13,943	10,388	14,204
Gain on acquisition, net of tax	36,996	—	—
Other	19,846	14,125	14,835
Non-Interest Income Before Investment Securities Gains (Losses), Net	296,014	228,411	227,157
Investment securities gains (losses), net	(20,283)	(733)	(27)
Total Non-Interest Income	275,731	227,678	227,130
Non-Interest Expense
Salaries and employee benefits	432,821	377,417	356,884
Data processing and software	77,882	66,471	60,255
Net occupancy	69,359	58,019	56,195
Other outside services	60,586	47,724	37,152
FDIC insurance	23,829	25,565	12,547
Equipment	17,850	14,390	14,033
Intangible amortization	17,830	2,944	1,731
Professional fees	10,857	8,392	9,123
Marketing	8,958	9,004	6,885
Acquisition-related expenses	37,635	—	10,328
Other	62,184	69,281	68,595
Total Non-Interest Expense	819,791	679,207	633,728
Income Before Income Taxes	344,629	348,721	347,015
Income taxes	55,886	64,441	60,034
Net Income	288,743	284,280	286,981
Preferred stock dividends	(10,248)	(10,248)	(10,248)
Net Income Available to Common Shareholders	$278,495	$274,032	$276,733

PER SHARE:
Net income available to common shareholders (basic)	$1.59	$1.66	$1.69
Net income available to common shareholders (diluted)	1.57	1.64	1.67
Cash dividends	0.69	0.64	0.66

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	2024	2023	2022
Net Income	$288,743	$284,280	$286,981
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS investment securities:
Net unrealized holding gains (losses)	(22,425)	36,023	(312,169)
Reclassification adjustment for securities net change realized in net income	15,689	(567)	(20)
Amortization of net unrealized gains (losses) on AFS securities transferred to HTM	5,609	5,913	(44,483)
Net Unrealized Gains (Losses) on AFS Investment Securities	(1,127)	41,369	(356,672)
Unrealized gains (losses) on interest rate derivatives used in cash flow hedges:
Net unrealized holding gains (losses)	590	6,998	(62,963)
Reclassification adjustment for net change realized in net income	18,141	19,995	6,004
Net Unrealized Gains (Losses) on Interest Rate Derivatives Used in Cash Flow Hedges	18,731	26,993	(56,959)
Defined benefit pension plan and postretirement benefits:
Unrecognized pension and postretirement income (cost)	7,279	4,777	644
Amortization of net unrecognized pension and postretirement income (loss)	(422)	57	100
Net Unrealized Gains (Losses) on Defined Benefit Pension and Postretirement Plans	6,857	4,834	744
Other Comprehensive Income (Loss), Net of Tax	24,461	73,196	(412,887)
Total Comprehensive Income	$313,204	$357,476	$(125,906)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Amount	Shares Outstanding	Amount		Retained Earnings		Treasury Stock	Total

Balance at December 31, 2021	200	$192,878	160,490	$559,766	$1,519,873	$1,282,383	$27,411	$(869,631)	$2,712,680
Net income						286,981			286,981
Other comprehensive loss							(412,887)		(412,887)
Common stock issued(1)			261	653	3,677				4,330
Dividend reinvestment activity			362		85			5,149	5,234
Reissuance of treasury stock pursuant to acquisition			6,209		4,547			85,166	89,713
Stock-based compensation awards (repurchases)			277	1,092	13,658			(2,438)	12,312
Preferred stock dividend						(10,248)			(10,248)
Common stock dividends - $0.66 per share						(108,358)			(108,358)
Balance at December 31, 2022	200	192,878	167,599	561,511	1,541,840	1,450,758	(385,476)	(781,754)	2,579,757
Net income						284,280			284,280
Other comprehensive income							73,196		73,196
Common stock issued(1)			231	578	2,548			34	3,160
Dividend reinvestment activity			408		(132)			5,691	5,559
Stock-based compensation awards (repurchases)			592	2,313	8,604			(3,936)	6,981
Acquisition of treasury stock			(5,029)					(77,056)	(77,056)
Preferred stock dividend						(10,248)			(10,248)
Common stock dividends - $0.64 per share						(105,490)			(105,490)
Balance at December 31, 2023	200	192,878	163,801	564,402	1,552,860	1,619,300	(312,280)	(857,021)	2,760,139
Net income						288,743			288,743
Other comprehensive income							24,461		24,461
Common stock issued(2)			19,339	48,348	227,052			12	275,412
Dividend reinvestment activity			322		902			4,753	5,655
Stock-based compensation awards (repurchases)			561	2,116	8,400			(4,830)	5,686
Acquisition of treasury stock			(1,934)					(30,348)	(30,348)
Preferred stock dividend						(10,248)			(10,248)
Common stock dividends - $0.69 per share						(122,175)			(122,175)
Balance at December 31, 2024	200	$192,878	182,089	$614,866	$1,789,214	$1,775,620	$(287,819)	$(887,434)	$3,197,325
(1) Issuance of common stock includes issuance in connection with the Corporation's ESPP and exercised stock options.
(2) Issuance of common stock includes the issuance of 19,166,667 shares of common stock in an underwritten public offering that closed on May 1, 2024, issuance in connection with the Corporation’s ESPP and exercised stock options.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288,743	$284,280	$286,981
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	71,636	54,036	28,021
Depreciation and amortization of premises and equipment	39,164	30,055	30,201
Net amortization of investment securities premiums	764	11,231	12,824
Net accretion of loan discounts	(38,748)	—	—
Investment securities losses, net	20,283	733	27
Gain on sales of mortgage loans held for sale	(8,186)	(5,094)	(8,816)
Proceeds from sales of mortgage loans held for sale	547,691	363,406	455,607
Originations of mortgage loans held for sale	(549,965)	(366,206)	(418,287)
Intangible amortization	17,830	2,944	1,731
Amortization of issuance costs and discounts on long-term borrowings	710	750	724
Gain on acquisition, net of tax	(36,996)	—	—
Gain on disposal of premises and equipment	(30)	—	—
Gain on Sale-Leaseback Transaction	(20,266)	—	—
Stock-based compensation	10,516	12,540	14,000
Net change in deferred income tax	(23,187)	24,666	(117,849)
Net change in accrued salaries and benefits	19,463	(5,868)	12,826
Net change in life insurance cash surrender value	(19,872)	(27,664)	(95,702)
Other changes, net	97,015	(16,825)	392,503
Total adjustments	127,822	78,704	307,810
Net Cash Provided by Operating Activities	416,565	362,984	594,791
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	2,300,487	213,424	196,411
Proceeds from principal repayments and maturities of AFS securities	334,405	149,211	583,444
Proceeds from principal repayments and maturities of HTM securities	56,455	59,685	109,759
Purchase of AFS securities	(1,744,778)	(79,053)	(845,744)
Purchase of HTM securities	(177,947)	—	(30,959)
Net change in FRB and FHLB stock	22,762	5,781	(72,551)
Net change in loans	(149,081)	(1,100,816)	(1,407,289)
Net purchases of premises and equipment	(42,453)	(32,958)	(21,246)
Settlement of bank owned life insurance	2,687	2,264	3,474
Proceeds from Sale-Leaseback Transaction	51,123	—	—
Net cash received (paid) for acquisitions	1,018,371	—	(21,811)
Net change in tax credit investments	(42,699)	(26,753)	(29,071)
Net Cash Provided by (Used in) Investing Activities	1,629,332	(809,215)	(1,535,583)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings deposits	478,593	(1,198,222)	(1,198,319)
Net change in time deposits and brokered deposits	1,074	2,086,307	(257,823)
Net change in other borrowings	(1,951,161)	(379,431)	1,629,870
Repayments of senior debt and subordinated debt	(168,778)	(5,000)	(81,496)
Net proceeds from common stock	270,582	3,160	7,876
Dividends paid	(131,698)	(115,738)	(116,009)
Acquisition of treasury stock	(30,348)	(77,056)	—
Net Cash (Used in) Provided by Financing Activities	(1,531,736)	314,020	(15,901)
Net increase (decrease) in Cash and Cash Equivalents	514,161	(132,211)	(956,693)
Cash and Cash Equivalents at Beginning of Period	549,710	681,921	1,638,614
Cash and Cash Equivalents at End of Period	$1,063,871	$549,710	$681,921
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$658,778	$394,052	$80,019
Income taxes	29,116	25,319	32,669

Supplemental Schedule of Certain Noncash Activities:
Transfer of AFS securities to HTM securities	$—	$—	$479,008
Fair value of tangible assets acquired	4,707,290	—	—
Intangible assets	92,600	—	—
Liabilities assumed	5,561,979	—	—
PCD Loans credit discount	54,631	—	—

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

Investments: Debt securities are classified as HTM at the time of purchase when the Corporation has both the intent and ability to hold these investments until they mature. Such debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities; however, since the investment portfolio serves as a source of liquidity, most debt securities are classified as AFS. AFS securities are carried at estimated fair value with the related unrealized holding gains and losses reported in shareholders' equity as a component of AOCI, net of tax. Realized securities gains and losses are computed using the specific identification method and are recorded on a trade date basis.

HTM Debt Securities: Expected credit losses on HTM debt securities would be recorded in the ACL on HTM debt securities. As of December 31, 2024, no HTM debt securities required an ACL as these investments consist solely of agency-guaranteed residential mortgage-backed and commercial mortgage-backed securities.

AFS Debt Securities: The Bank's AFS rated debt securities are investment grade. In evaluating credit losses on debt securities, management considers factors such as the credit quality of the investments, the credit rating of the security, and the delinquency history of the security. As of December 31, 2024, no AFS debt securities required an ACL.

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

Loans: The ACL is an estimate of the expected losses to be realized over the life of the loans in the portfolio. The ACL is determined for two distinct categories of loans: (i) loans evaluated collectively for expected credit losses and (ii) loans evaluated individually for expected credit losses.

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

Loans Evaluated Individually: Loans evaluated individually for expected credit losses include loans on non-accrual status where the commitment amount equals or exceeds $1.0 million. The required ACL for such loans is determined using the present value of expected future cash flows, observable market price or the fair value of collateral.

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
See "Note 13 - Income Taxes" for additional information.

Stock-Based Compensation: The Corporation grants equity awards to employees, consisting of restricted stock, RSUs and PSUs under its Employee Equity Plan. In addition, employees may purchase stock under the Corporation's ESPP.

The Corporation also grants equity awards to non-employee members of its Board of Directors and Fulton Bank's Board of Directors under the Directors' Plan. Under the Directors' Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of restricted stock, RSUs or common stock. Recent grants of equity awards under the Directors' Plan have been limited to RSUs.

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

The fair value of restricted stock, RSUs and a majority of PSUs are based on the trading price of the Corporation's stock on the date of grant. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant. See "Note 16 - Stock-Based Compensation Plans" for additional information. The Corporation has not issued stock options since 2014 and accordingly, there is no compensation expense for this instrument. All stock options have been exercised or expired during 2024.

Disclosures about Segments of an Enterprise and Related Information: Fulton Financial Corporation is a single segment. The Corporation's Chief Operating Decision Maker reviews consolidated results on a GAAP basis.

Financial Guarantees: Financial guarantees, which consist primarily of standby and commercial letters of credit, are accounted for by recognizing a liability equal to the fair value of the guarantees and crediting the liability to income over the term of the guarantee. Fair value is estimated based on the fees currently charged to enter into similar agreements with similar terms.

Goodwill and Intangible Assets: The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires that all assets acquired and liabilities assumed, including certain intangible assets that must be recognized, be recorded at their estimated fair values as of the acquisition date. Any purchase price exceeding the fair value of net assets acquired is recorded as goodwill. Any purchase price lower than the fair value of net assets acquired is recorded as a gain on acquisition, net of tax.

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

Because the Corporation owns 100% of the equity interests in its NMTC investments, these investments were consolidated based on ASC Topic 810 as of December 31, 2024 and 2023. Investments in affordable housing projects were not consolidated based on management's assessment of the provisions of ASC Topic 810.

TCIs are tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the current carrying value exceeds its aggregated remaining value of the tax benefits of the investment. There were no impairment losses recognized for the Corporation's TCIs in 2024, 2023 or 2022. For additional information, see "Note 13 - Income Taxes."

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

Wealth management services: Consists of income from trust commissions, brokerage, money market and insurance commissions. Trust commissions consist of advisory fees that are based on market values of clients' managed portfolios and transaction fees for fiduciary services performed, both of which are recognized when earned. Brokerage income includes advisory fees which are recognized when earned on a monthly basis and transaction fees that are recognized when transactions occur. Money market income is based on the balances held in trust accounts and is recognized monthly. Insurance commissions are earned and recognized when policies are originated. Currently, no investment management and trust service income is based on performance or investment results.

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

Business Combinations: Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, identifiable assets acquired and liabilities assumed are measured at fair value as of the acquisition date. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill, unless the acquisition is a bargain purchase. Results of the operations of the acquired entity are included in the consolidated statement of income from the acquisition date. Acquisition costs are expensed as incurred.

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

In November 2023, FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This update requires public entities with reportable segments to provide additional and more detailed disclosures. The Corporation adopted ASU 2023-07 on December 15, 2024, and it did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

In December 2023, FASB issued ASU 2023-08 Intangibles – Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"). This update provides guidance for crypto assets to be carried at fair value and requires additional disclosures. The Corporation will adopt ASU 2023-08 on January 1, 2025. The Corporation does not expect the adoption of ASU 2023-08 to have an impact on its consolidated financial statements. The Corporation currently does not hold crypto assets.

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

In March 2024, FASB issued ASU 2024-01 Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards ("ASU 2024-01"). This update provides guidance for profits interest and similar awards. The Corporation will adopt ASU 2024-01 on January 1, 2025. The Corporation does not expect the adoption of ASU 2024-01 to have a material impact on its consolidated financial statements.

In November 2024, FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). This update requires disaggregation of certain expenses in a note to the consolidated financial statements. The Corporation will adopt ASU 2024-03 on January 25, 2027. The Corporation does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

In November 2024, FASB issued ASU 2024-04 – Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). This update clarifies the requirements for determining whether settlement of convertible debt should be accounted for as induced conversion. The Corporation will adopt ASU 2024-04 on January 1, 2026. The Corporation does not expect the adoption of ASU 2024-04 to have an impact on its consolidated financial statements.

Reclassifications

Certain amounts in the 2023 consolidated financial statements and notes have been reclassified to conform to the 2024 presentation.

NOTE 2 - BUSINESS COMBINATIONS

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

The Republic First Transaction constitutes a business combination as defined by FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values as of the Acquisition Date. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows and market conditions at the time of the Republic First Transaction.

The Bank is awaiting conclusion of the customary final settlement process to determine whether certain assets and liabilities of Republic First Bank will be acquired by the Bank. Until the settlement process is finalized, the preliminary gain on acquisition can be updated for a period not to exceed one year following the Acquisition Date. The fair value estimates of assets acquired and liabilities assumed, provide a reasonable basis for determining the preliminary gain on acquisition. During the fourth quarter of 2024, adjustments to the estimated fair values of certain assets acquired were recorded, resulting in a decrease of $2.7 million in the preliminary gain on acquisition, net of income taxes.

The excess of the estimated fair value of net assets acquired and the cash consideration received from the FDIC over the estimated fair value of liabilities assumed was recorded as a preliminary gain on acquisition of $37.0 million, net of income taxes.

The following table summarizes the consideration transferred and the estimated fair values of identifiable assets acquired and liabilities assumed in connection with the Republic First Transaction:

Estimated Fair Value
(dollars in thousands)
Cash payment received from FDIC	$809,920
Assets acquired:
Cash and due from banks	208,451
Investment securities	1,938,571
Loans	2,495,810
Premises and equipment	184
CDI	92,600
FHLB Stock	37,931
Accrued interest receivable	16,164
Other assets	10,179
Total assets	4,799,890
Liabilities assumed:
Deposits	4,112,143
Borrowings	1,413,751
Accrued interest payable	33,444
Other liabilities	2,641
Total liabilities	5,561,979
Net assets acquired:	(762,089)

Gain on acquisition, before income taxes	$47,831
Gain on acquisition, net of income taxes	$36,996

In the fourth quarter of 2024, the Bank assumed 14 leases from the FDIC in accordance with the terms of the P and A Agreement. Upon assignment of the leases, the Corporation recorded at fair market value, a $13.1 million ROU asset and a corresponding $14.4 million lease liability, with the $1.3 million difference recognized as a decrease to gain on acquisition, before income taxes. Additionally, in the fourth quarter of 2024, the Bank purchased 15 premises and related property, plant and equipment in accordance with the P and A Agreement. Upon the purchase, the Corporation recorded at fair market value, $21.7 million in premises and equipment, with a corresponding reduction of $1.0 million in gain on acquisition, before income taxes.

The following is a description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed.

Cash and due from banks: The fair values of cash and due from banks approximate their book values.

Investment securities: The investment portfolio acquired in the Republic First Transaction, with a fair value of $1.9 billion, was sold by the Corporation shortly after the Acquisition Date. The fair value of the investment portfolio was based on the proceeds from the sale.

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

The following table presents information with respect to the estimated fair value and unpaid principal balance of acquired loans at the Acquisition Date:

	April 26, 2024
	Unpaid Principal Balance	Estimated Fair Value
	(dollars in thousands)
Real estate - commercial mortgage	$1,384,029	$1,234,409
Commercial and industrial	310,190	279,309
Real-estate - residential mortgage	947,144	752,331
Real-estate - home equity	90,882	84,369
Real-estate - construction	149,047	142,768
Consumer	2,638	2,624
Total acquired loans	$2,883,930	$2,495,810

The following table summarizes PCD Loans acquired in the Republic First Transaction as of the Acquisition Date:

April 26, 2024
(dollars in thousands)
Book balance of loans with deteriorated credit quality at acquisition	$1,014,559
Fair value of loans with deteriorated credit quality at acquisition	895,588
Fair value discount	118,971
PCD Loans credit discount	(54,631)
Non-credit discount	$64,340

The Republic First Transaction resulted in the addition of $78.1 million to the ACL, including the $54.6 million identified in the table above for PCD Loans, and $23.4 million recorded through the provision for credit losses at the Acquisition Date for non-PCD Loans.

Intangible assets: The Corporation recorded $92.6 million of CDI reflected in other assets that is being amortized over seven years using the sum-of-the-years'-digits method. The estimated fair value of the CDI was determined using the cost savings approach. The cost savings approach is defined as the difference between the cost of funds of core deposits and an alternative cost of funds for those deposits. The CDI estimated fair value was determined by projecting discounted net cash flows that included assumptions related to customer attrition rates, discount rates, deposit interest rates, deposit account maintenance costs and alternative cost of funding rates.

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

The following table details the costs identified and classified as acquisition-related expenses:

		Year ended December 31, 2024
		(dollars in thousands)
Salaries and employee benefits		$2,023
Net occupancy		10,085
Professional fees		11,439
Charitable donation	Charitable donation	5,000
Other		9,088
		$37,635

In connection with the Republic First Transaction, Fulton Bank made a $5.0 million donation to the Fulton Forward Foundation to provide additional impact grants to nonprofit community organizations across the region that share the Bank's vision of advancing economic empowerment, particularly in underserved communities.

During the fourth quarter of 2024, the Corporation closed 13 of the Bank's financial center offices and consolidated the operations of those offices into nearby financial center offices operated by the Bank. The plan was adopted as part of the Bank's integration of the assets acquired and the deposits and certain other liabilities assumed in the Republic First Transaction. The premises and equipment of the 13 locations included five locations owned by the Bank and eight locations leased by the Bank. The Corporation recorded pre-tax costs of approximately $9.8 million reflected in acquisition-related expenses in the Consolidated Statements of Income for the year ended December 31, 2024, consisting of write-offs of premises and equipment and related expenses, and lease termination charges.

Unaudited Pro Forma Information:

The amount of net interest income, non-interest income, non-interest expense and net income of $111.4 million, $44.7 million, $71.9 million and $50.5 million, respectively, attributable to the Republic First Transaction were included in the Corporation's Consolidated Statements of Income for the year ended December 31, 2024. Included in non-interest income above is $37.0 million related to the gain on acquisition, net of tax. Net interest income, non-interest income, non-interest expense and net income shown above reflect management's best estimates based on information available.

Republic First Bank does not have historical financial information that the Corporation could base pro forma information. Additionally, the Bank did not acquire all of the assets or assume all of the liabilities of Republic First Bank. Therefore, it is impracticable to provide pro forma information on revenues and earnings for the Republic First Transaction in accordance with ASC 805-10-50-2.

Prudential Bancorp, Inc
On July 1, 2022, the Corporation completed its acquisition of Prudential Bancorp, a Pennsylvania chartered bank holding company headquartered in Philadelphia, Pennsylvania that primarily served the Greater Philadelphia region. On that date, the Corporation acquired 100% of the outstanding common stock of Prudential Bancorp. As of July 1, 2022, Prudential Bancorp had approximately $930.6 million in assets, $554.1 million in loans and $532.2 million in deposits after purchase accounting adjustments. The common shareholders of Prudential received 0.7974 shares of Fulton Financial common stock and $3.65 cash for each Prudential Bancorp share they owned prior to the Merger. The total consideration for the Merger was $119.1 million consisting of approximately 6,208,516 shares of the Corporation's common stock and $29.3 million in cash.

NOTE 3 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS
Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the consolidated balance sheets. The amounts of such collateral as of December 31, 2024 and 2023 were $4.0 million and $17.4 million, respectively.

NOTE 4 - INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities, as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
2024
Available for Sale
State and municipal securities	$960,227	$106	$(145,446)	$814,887
Corporate debt securities	313,681	1,123	(14,434)	300,370
Collateralized mortgage obligations	798,157	4,629	(13,901)	788,885
Residential mortgage-backed securities	1,029,846	30	(40,001)	989,875
Commercial mortgage-backed securities	617,605	—	(100,723)	516,882
Total	$3,719,516	$5,888	$(314,505)	$3,410,899

Held to Maturity
Residential mortgage-backed securities	$537,856	$2	$(60,162)	$477,696
Commercial mortgage-backed securities	857,713	—	(151,960)	705,753
Total	$1,395,569	$2	$(212,122)	$1,183,449

2023
Available for Sale
U.S. Government securities	$42,475	$—	$(314)	$42,161
U.S. Government-sponsored agency securities	1,038	—	(28)	1,010
State and municipal securities	1,200,571	1,089	(129,647)	1,072,013
Corporate debt securities	480,714	473	(40,636)	440,551
Collateralized mortgage obligations	122,824	—	(11,390)	111,434
Residential mortgage-backed securities	223,273	7	(26,485)	196,795
Commercial mortgage-backed securities	627,364	—	(92,976)	534,388
Total	$2,698,259	$1,569	$(301,476)	$2,398,352

Held to Maturity
Residential mortgage-backed securities	$407,075	$—	$(51,805)	$355,270
Commercial mortgage-backed securities	860,847	—	(143,910)	716,937
Total	$1,267,922	$—	$(195,715)	$1,072,207

In May 2024, the Corporation sold $345.7 million of AFS securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher-yielding securities of a similar type and similar duration.

Securities carried at $0.3 billion and $0.4 billion at December 31, 2024 and 2023, respectively, were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of December 31, 2024, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers may have the right to prepay with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$15,672	$15,532	$—	$—
Due from one year to five years	106,119	102,912	—	—
Due from five years to ten years	309,940	294,656	—	—
Due after ten years	842,177	702,157	—	—
	1,273,908	1,115,257	—	—
Residential mortgage-backed securities(1)	1,029,846	989,875	537,856	477,696
Commercial mortgage-backed securities(1)	617,605	516,882	857,713	705,753
Collateralized mortgage obligations(1)	798,157	788,885	—	—
Total	$3,719,516	$3,410,899	$1,395,569	$1,183,449
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross gains and losses on the sales of securities for the years presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
	(dollars in thousands)
2024	$179	$(20,462)	$(20,283)
2023	283	(1,016)	(733)
2022	1,587	(1,614)	(27)

The following tables present the gross unrealized losses and estimated fair values of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31:

	Less than 12 months			12 Months or Longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2024		(dollars in thousands)
Available for Sale
State and municipal securities	22	$53,026	$(1,692)	272	$755,310	$(143,754)	$808,336	$(145,446)
Corporate debt securities	1	4,844	(13)	47	264,099	(14,421)	268,943	(14,434)
Collateralized mortgage obligations	12	288,871	(3,463)	77	85,485	(10,438)	374,356	(13,901)
Residential mortgage-backed securities	42	777,695	(9,178)	69	174,284	(30,823)	951,979	(40,001)
Commercial mortgage-backed securities	1	19,291	(875)	135	497,591	(99,848)	516,882	(100,723)
Total available for sale	78	$1,143,727	$(15,221)	600	$1,776,769	$(299,284)	$2,920,496	$(314,505)
Held to Maturity
Residential mortgage-backed securities	7	$155,726	$(1,754)	120	$303,220	$(58,408)	$458,946	$(60,162)
Commercial mortgage-backed securities	—	—	—	60	705,753	(151,960)	705,753	(151,960)
Total held to maturity	7	$155,726	$(1,754)	180	$1,008,973	$(210,368)	$1,164,699	$(212,122)

	Less than 12 months			12 Months or Longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2023		(dollars in thousands)
Available for Sale
U.S. Government Securities	—	$—	$—	1	$42,161	$(314)	$42,161	$(314)
U.S. Government-sponsored agency securities	—	—	—	1	1,010	(28)	1,010	(28)
State and municipal securities	40	76,155	(858)	314	917,274	(128,789)	993,429	(129,647)
Corporate debt securities	8	42,945	(1,326)	60	370,523	(39,310)	413,468	(40,636)
Collateralized mortgage obligations	—	—	—	93	111,434	(11,390)	111,434	(11,390)
Residential mortgage-backed securities	6	409	(3)	69	195,453	(26,482)	195,862	(26,485)
Commercial mortgage-backed securities	2	26,907	(1,053)	133	507,481	(91,923)	534,388	(92,976)
Total available for sale	56	$146,416	$(3,240)	671	$2,145,336	$(298,236)	$2,291,752	$(301,476)
Held to maturity
Residential mortgage-backed securities	—	$—	$—	120	$355,270	$(51,805)	$355,270	$(51,805)
Commercial mortgage-backed securities	—	—	—	60	716,937	(143,910)	716,937	(143,910)
Total held to maturity	—	$—	$—	180	$1,072,207	$(195,715)	$1,072,207	$(195,715)

The Corporation's collateralized mortgage obligations, residential mortgage-backed securities and commercial mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost. In addition, these securities have principal payments that are guaranteed by U.S. government-sponsored agencies. Therefore, the Corporation does not have an ACL for these investments as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, no ACL was required for the Corporation's state and municipal securities. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity. Therefore, the Corporation did not record a loss on these investments as of December 31, 2024 and December 31, 2023, respectively.

The majority of the corporate debt securities were rated at or above investment grade as of December 31, 2024 and December 31, 2023. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of December 31, 2024 and December 31, 2023. The Corporation does not have the intent to sell and does not believe it will more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity. Therefore, the Corporation did not record a loss on these investments as of December 31, 2024 and December 31, 2023.

NOTE 5 - LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases, net of unearned income

Loans and leases, net of unearned income are summarized as follows as of December 31:

	2024	2023
	(dollars in thousands)
Real estate - commercial mortgage	$9,601,858	$8,127,728
Commercial and industrial(1)	4,605,589	4,545,552
Real-estate - residential mortgage	6,349,643	5,325,923
Real-estate - home equity	1,160,616	1,047,184
Real-estate - construction	1,394,899	1,239,075
Consumer	616,856	729,318
Leases and other loans(2)	315,458	336,314
Net loans	$24,044,919	$21,351,094
(1) Includes no unearned income for December 31, 2024 and $41.0 thousand at December 31, 2023.
(2) Includes unearned income of $35.6 million and $38.0 million at December 31, 2024 and December 31, 2023, respectively.

The Corporation has extended credit to officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection or present other unfavorable features. The aggregate dollar amount of these loans, including unadvanced commitments, was $166.2 million and $162.5 million as of December 31, 2024 and 2023, respectively. During 2024, additions totaled $9.1 million and repayments totaled $5.4 million for related-party loans.

Allowance for Credit Losses

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance as of December 31, 2024 and 2023:

	2024	2023
	(dollars in thousands)
ACL - loans	$379,156	$293,404
Reserve for OBS credit exposures(1)	$14,161	$17,254
(1) Included in other liabilities on the Consolidated Balance Sheets.

The following table presents the activity in the ACL for the years ended December 31:

	2024	2023	2022
	(dollars in thousands)
Balance at beginning of period	$293,404	$269,366	$249,001
CECL Day 1 Provision(1)	23,444	—	7,954
Initial PCD allowance for credit losses	54,631	—	1,135
Loans charged off	(54,429)	(39,201)	(21,472)
Recoveries of loans previously charged off	9,984	10,129	14,092
Net loans (charged off) recovered	(44,445)	(29,072)	(7,380)
Provision for credit losses(1) (2)	52,122	53,110	18,656
Balance at end of period	$379,156	$293,404	$269,366
Provision for OBS credit exposures(1)	$(3,930)	$926	$1,411
Reserve for OBS credit exposures	$14,161	$17,254	$16,328
(1) The sum of these amounts are reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision only includes the portion related to net loans.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Real Estate - Construction	Leases and other loans	Total
	(dollars in thousands)
Balance at December 31, 2022	$69,456	$70,116	$83,250	$26,429	$10,743	$9,372	$269,366
Loans charged off	(17,999)	(9,246)	(62)	(7,514)	—	(4,380)	(39,201)
Recoveries of loans previously charged off	1,076	3,473	421	3,198	858	1,103	10,129
Net loans (charged off) recovered	(16,923)	(5,773)	359	(4,316)	858	(3,277)	(29,072)
Provision for loan losses(1)(2)	60,032	9,923	(10,323)	(4,509)	694	(2,707)	53,110
Balance at December 31, 2023	112,565	74,266	73,286	17,604	12,295	3,388	293,404
CECL Day 1 Provision(1)	6,648	1,121	14,920	445	310	—	23,444
Initial PCD allowance for credit losses	41,559	10,463	565	357	1,687	—	54,631
Loans charged off	(13,186)	(26,585)	(1,472)	(8,490)	—	(4,696)	(54,429)
Recoveries of loans previously charged off	603	4,440	472	3,357	382	730	9,984
Net loans (charged off) recovered	(12,583)	(22,145)	(1,000)	(5,133)	382	(3,966)	(44,445)
Provision for loan losses(1)(2)	9,992	28,507	(6,440)	6,124	10,466	3,473	52,122
Balance at December 31, 2024	$158,181	$92,212	$81,331	$19,397	$25,140	$2,895	$379,156
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

The increase in ACL in 2024 was largely due to loans acquired in the Republic First Transaction. The increase in ACL in 2023 was primarily due to loan growth, changes to the macroeconomic outlook, net charge-offs and risk migration.
Collateral-Dependent Loans

A loan or a lease is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans and leases deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less costs to sell. Substantially all of the collateral supporting collateral-dependent loans or leases consists of various types of real estate, including residential properties, commercial properties, such as retail centers, office buildings, and lodging, agricultural land, and vacant land. Commercial and industrial loans may also be secured by real estate.

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of December 31, 2024 and 2023, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan's collateral, if any.

As of December 31, 2024 and 2023, approximately 90% and 78%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

Non-accrual Loans

The following table presents total non-accrual loans, by class segment:

	2024			2023
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$31,654	$67,843	$99,497	$23,338	$21,467	$44,805
Commercial and industrial	17,011	25,206	42,217	12,410	27,542	39,952
Real estate - residential mortgage	23,387	2,013	25,400	18,806	2,018	20,824
Real estate - home equity	8,513	78	8,591	4,649	104	4,753
Real estate - construction	1,746	—	1,746	341	1,000	1,341
Consumer	8	—	8	52	—	52
Leases and other loans	1,801	10,033	11,834	9,255	638	9,893
Total	$84,120	$105,173	$189,293	$68,851	$52,769	$121,620

As of December 31, 2024 and December 31, 2023, there were $105.2 million and $52.8 million, respectively, of non-accrual loans that did not have a specific valuation allowance within the ACL. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary. The amount of interest income on non-accrual loans that was recognized was approximately $1.0 million in 2024 and $1.5 million in 2023.

Asset Quality

Maintaining an appropriate ACL is dependent on various factors, including the ability to identify potential problem loans in a timely manner. For commercial construction loans, commercial and industrial loans, and commercial real estate loans, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk categories is a significant component of the ACL methodology for these loans, which bases the PD on this migration. Assigning risk ratings involves judgment. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Risk ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review assessments identify a deterioration or an improvement in a loan.

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	December 31, 2024
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$623,742	$898,296	$1,138,669	$1,316,000	$1,077,625	$3,414,138	$69,942	$9,646	$8,548,058
Special Mention	4,441	73,348	149,280	157,543	28,734	107,099	10,978	—	531,423
Substandard or Lower	4,831	44,665	102,952	95,617	75,097	193,922	1,380	3,913	522,377
Total real estate - commercial mortgage	633,014	1,016,309	1,390,901	1,569,160	1,181,456	3,715,159	82,300	13,559	9,601,858
Real estate - commercial mortgage
Current period gross charge-offs	—	(126)	(84)	—	—	(12,950)	—	(26)	(13,186)
Commercial and industrial
Pass	435,917	486,720	512,622	261,603	268,194	684,931	1,375,201	6,346	4,031,534
Special Mention	9,928	8,333	19,931	18,888	4,844	58,632	117,940	313	238,809
Substandard or Lower	10,795	16,593	34,748	10,183	12,496	49,439	176,755	24,237	335,246
Total commercial and industrial	456,640	511,646	567,301	290,674	285,534	793,002	1,669,896	30,896	4,605,589
Commercial and industrial
Current period gross charge-offs	(612)	(3,709)	(2,560)	(4,587)	(317)	(7,612)	(3,553)	(3,635)	(26,585)
Real estate - construction(1)
Pass	197,206	494,072	157,296	37,438	8,784	41,480	30,608	619	967,503
Special Mention	—	10,612	80,651	69,109	938	—	—	—	161,310
Substandard or Lower	—	—	14,407	10,399	—	20,350	121	1,906	47,183
Total real estate - construction	197,206	504,684	252,354	116,946	9,722	61,830	30,729	2,525	1,175,996
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$1,256,865	$1,879,088	$1,808,587	$1,615,041	$1,354,603	$4,140,549	$1,475,751	$16,611	$13,547,095
Special Mention	14,369	92,293	249,862	245,540	34,516	165,731	128,918	313	931,542
Substandard or Lower	15,626	61,258	152,107	116,199	87,593	263,711	178,256	30,056	904,806
Total	$1,286,860	$2,032,639	$2,210,556	$1,976,780	$1,476,712	$4,569,991	$1,782,925	$46,980	$15,383,443
(1) Excludes real estate - construction - other.

Total criticized and classified loans increased $911.4 million, or 98.5%, compared to December 31, 2023.

The increase of $454.6 million in special mention loans as of December 31, 2024 was primarily due to loans acquired in the Republic First Transaction with a balance of $350.4 million as of December 31, 2024. The increase of $456.8 million in substandard or lower loans as of December, 31, 2024 was partially due to loans acquired in the Republic First Transaction with a balance of $193.0 million as of December 31, 2024.

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

	December 31, 2024
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$470,918	$728,630	$1,515,521	$1,726,991	$1,022,116	$839,566	$—	$—	$6,303,742
Nonperforming	87	1,358	5,118	3,232	5,523	30,583	—	—	45,901
Total real estate - residential mortgage	471,005	729,988	1,520,639	1,730,223	1,027,639	870,149	—	—	6,349,643
Real estate - residential mortgage
Current period gross charge-offs	—	(172)	(106)	(12)	(43)	(888)	—	(251)	(1,472)
Consumer and real estate - home equity
Performing	178,722	116,370	211,647	65,412	48,201	188,442	913,920	40,384	1,763,098
Nonperforming	236	848	918	963	753	4,571	2,893	3,192	14,374
Total consumer and real estate - home equity	178,958	117,218	212,565	66,375	48,954	193,013	916,813	43,576	1,777,472
Consumer and real estate - home equity
Current period gross charge-offs	(118)	(1,016)	(1,552)	(790)	(398)	(2,704)	(75)	(1,837)	(8,490)
Leases and other loans
Performing	123,991	89,006	52,724	16,894	10,830	9,996	—	—	303,441
Nonperforming	—	—	1,922	744	23	9,328	—	—	12,017
Total leases and other loans	123,991	89,006	54,646	17,638	10,853	19,324	—	—	315,458
Leases and other loans
Current period gross charge-offs	(1,977)	(913)	(335)	(334)	(192)	(770)	—	(175)	(4,696)
Construction - other
Performing	138,440	61,848	15,710	1,499	—	—	—	—	217,497
Nonperforming	—	—	1,406	—	—	—	—	—	1,406
Total construction - other	138,440	61,848	17,116	1,499	—	—	—	—	218,903
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$912,071	$995,854	$1,795,602	$1,810,796	$1,081,147	$1,038,004	$913,920	$40,384	$8,587,778
Nonperforming	323	2,206	9,364	4,939	6,299	44,482	2,893	3,192	73,698
Total	$912,394	$998,060	$1,804,966	$1,815,735	$1,087,446	$1,082,486	$916,813	$43,576	$8,661,476

	December 31, 2023
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$623,247	$1,126,656	$1,682,759	$984,050	$260,049	$607,133	$—	$—	$5,283,894
Nonperforming	—	1,720	4,888	4,701	6,233	24,487	—	—	42,029
Total real estate - residential mortgage	623,247	1,128,376	1,687,647	988,751	266,282	631,620	—	—	5,325,923
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(62)	(62)
Consumer and real estate - home equity
Performing	272,571	276,373	85,985	62,426	37,667	204,913	805,645	20,044	1,765,624
Nonperforming	295	455	866	282	354	5,526	1,439	1,661	10,878
Total consumer and real estate - home equity	272,866	276,828	86,851	62,708	38,021	210,439	807,084	21,705	1,776,502
Consumer and real estate - home equity loans
Current period gross charge-offs	(119)	—	—	—	—	(525)	(283)	(6,587)	(7,514)
Leases and other loans
Performing	166,490	83,641	27,755	22,304	16,246	9,867	—	—	326,303
Nonperforming	—	118	—	—	—	9,893	—	—	10,011
Total leases and other	166,490	83,759	27,755	22,304	16,246	19,760	—	—	336,314
Leases and other loans
Current period gross charge-offs	(471)	(521)	(246)	(128)	(82)	(656)	(765)	(1,511)	(4,380)
Construction - other
Performing	127,382	93,319	13,698	555	—	—	—	—	234,954
Nonperforming	—	1,535	—	—	—	—	—	—	1,535
Total construction - other	127,382	94,854	13,698	555	—	—	—	—	236,489
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$1,189,690	$1,579,989	$1,810,197	$1,069,335	$313,962	$821,913	$805,645	$20,044	$7,610,775
Nonperforming	295	3,828	5,754	4,983	6,587	39,906	1,439	1,661	64,453
Total	$1,189,985	$1,583,817	$1,815,951	$1,074,318	$320,549	$861,819	$807,084	$21,705	$7,675,228

The following table presents non-performing assets:

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Non-accrual loans	$189,293	$121,620
Loans 90 days or more past due and still accruing	30,781	31,721
Total non-performing loans	220,074	153,341
OREO(1)	2,621	896
Total non-performing assets	$222,695	$154,237
(1) Excludes $17.5 million and $10.9 million of residential mortgage properties for which formal foreclosure proceeding were in process as of December 31, 2024 and 2023, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(dollars in thousands)
December 31, 2024
Real estate - commercial mortgage	$32,715	$16,684	$2,862	$99,497	$9,450,100	$9,601,858
Commercial and industrial(1)	6,031	3,636	1,460	42,217	4,552,245	4,605,589
Real estate - residential mortgage	59,593	5,946	20,501	25,400	6,238,203	6,349,643
Real estate - home equity	6,778	1,057	4,758	8,591	1,139,432	1,160,616
Real estate - construction	3,549	5,163	—	1,746	1,384,441	1,394,899
Consumer	6,779	1,627	1,017	8	607,425	616,856
Leases and other loans(1)	269	105	183	11,834	303,067	315,458
Total	$115,714	$34,218	$30,781	$189,293	$23,674,913	$24,044,919
(1) Includes unearned income.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
December 31, 2023
Real estate - commercial mortgage	$4,408	$1,341	$1,722	$44,805	$8,075,452	$8,127,728
Commercial and industrial(1)	5,620	1,656	1,068	39,952	4,497,256	4,545,552
Real estate - residential mortgage	49,145	10,838	21,205	20,824	5,223,911	5,325,923
Real estate - home equity	8,142	2,075	5,326	4,753	1,026,888	1,047,184
Real estate - construction	4,185	451	1,535	1,341	1,231,563	1,239,075
Consumer	8,361	1,767	747	52	718,391	729,318
Leases and other loans(1)	146	722	118	9,893	325,435	336,314
Total	$80,007	$18,850	$31,721	$121,620	$21,098,896	$21,351,094
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

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Term Extension
	2024		2023
	Amortized Cost Basis	% of Class of Financing Receivable	Amortization Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Real estate - commercial mortgage	$20,501	0.21%	$2,944	0.04%
Commercial and industrial	3,913	0.08	11,970	0.26
Real estate - residential mortgage	11,604	0.18	8,182	0.15
Real estate - home equity	379	0.03	—	—
Real estate - construction	595	0.04	—	—
Total	$36,992		$23,096

	Interest Rate Reduction and Term Extension
	2024		2023
	Amortized Cost Basis	% of Class of Financing Receivable	Amortization Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Real estate - residential mortgage	$2,365	0.04%	$910	0.02%
Total	$2,365		$910

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Financial Effect
2024
Real estate - commercial mortgage	Added a weighted-average 1.99 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.67 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.98 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 14.30 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - construction	Added a weighted-average 0.67 years to the life of loans, which reduced monthly payment amounts for the borrowers.

2023
Real estate - commercial mortgage	Added a weighted-average 1.22 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.92 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.10 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Interest Rate Reduction
Financial Effect
2024
Real estate - residential mortgage	Reduced weighted-average interest rate from 2.35% to 1.40%

2023
Real estate - residential mortgage	Reduced weighted-average interest rate from 3.76% to 2.30%

During the years ended December 31, 2024 and 2023, there were no loans modified due to financial difficulty where there was a principal balance forgiveness.

During the years ended December 31, 2024 and 2023, there were no loans modified due to financial difficulty that defaulted subsequent to modification.

The following table presents the performance of loans that have been modified due to financial difficulty in the previous 12 months.

		30-89	90+	Total
		Days Past	Past Due	Past
	Current	Due	and Accruing	Due
	(dollars in thousands)
Real estate - commercial mortgage	$16,321	$123	$—	$123
Commercial and industrial	3,913	—	—	—
Real estate - residential mortgage	11,448	1,918	642	2,560
Real estate - home equity	379	—	—	—
Real estate - construction	595	—	—	—
Total	$32,656	$2,041	$642	$2,683

There were no commitments to lend additional funds to borrowers with loan modifications as a result of financial difficulty as of December 31, 2024.

NOTE 6 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2024	2023
	(dollars in thousands)
Land	$36,080	$39,742
Buildings and improvements	310,786	365,744
Furniture and equipment	173,778	161,244
Construction in progress	4,872	12,313
Total premises and equipment	525,516	579,043
Less: Accumulated depreciation and amortization	(329,989)	(356,162)
Net premises and equipment	$195,527	$222,881

The $58.6 million decrease in land and buildings and improvements was primarily due to $73.5 million of asset disposals in the Sale-Leaseback Transaction, partially offset by $21.7 million of land and buildings and improvements purchased as part of the Republic First Transaction in the fourth quarter of 2024. The $73.5 million of premises and equipment disposals in the Sale-Leaseback Transaction included $42.5 million of related accumulated depreciation for a net disposal amount of $31.0 million.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS
Goodwill totaled $553.3 million as of December 31, 2024 and 2023, respectively. There were no goodwill impairment charges in 2024 based on the annual assessment.
The estimated fair values of the Corporation's reporting units are subject to uncertainty, including future changes in fair values of banks in general and future operating results of reporting units, which could differ significantly from the assumptions used in the current valuation of reporting units.
The following table summarizes intangible assets, which are included in goodwill and net intangible assets on the consolidated balance sheets:

	December 31,
	2024	2023
	(dollars in thousands)
Amortizing intangible assets	$106,196	$13,596
Accumulated amortization	(24,085)	(6,255)
Net intangibles	$82,111	$7,341

Net intangibles included CDI of $80.2 million and $4.9 million as of December 31, 2024 and 2023, respectively. The CDI was recorded as part of the Republic First Transaction and the Merger and is being amortized over seven years using the sum-of-the-years' digits method.
The following table summarizes CDI amortization expense for each of the next five years and thereafter (dollars in thousands):

Year
2025	$22,010
2026	18,667
2027	15,066
2028	11,213
2029	7,717
Thereafter	5,512
Total	$80,185

NOTE 8 - MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets, with adjustments to the carrying value included in mortgage banking income on the consolidated statements of income:

	2024	2023	2022
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$31,602	$34,217	$35,993
Originations of MSRs	3,758	2,475	4,067
Amortization	(4,669)	(5,090)	(5,843)
Balance at end of period	$30,691	$31,602	$34,217

Valuation allowance:
Balance at beginning of period	$—	$—	$(600)
Reduction (addition) to valuation allowance	—	—	600
Balance at end of period	$—	$—	$—

Net MSRs at end of period	$30,691	$31,602	$34,217
Estimated fair value of MSRs at end of period	$53,972	$49,696	$50,044

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.1 billion as of December 31, 2024 and 2023, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $54.0 million, $49.7 million and $50.0 million as of December 31, 2024, 2023 and 2022, respectively. Based on its fair value analysis as of December 31, 2024, 2023, and 2022, the Corporation determined that no valuation allowances were required.

Total servicing income, included in mortgage banking income in the consolidated statements of income, was $10.2 million, $10.2 million and $10.6 million as of December 31, 2024, 2023 and 2022, respectively.

Total MSRs amortization expense, recognized as a reduction to mortgage banking income in the consolidated statements of income, was $4.7 million, $5.1 million and $5.8 million in 2024, 2023 and 2022, respectively. Estimated future MSRs amortization expense, based on balances as of December 31, 2024, and the estimated remaining lives of the underlying loans, is as follows (dollars in thousands):

Year
2025	$3,509
2026	3,169
2027	2,856
2028	2,577
2029	2,331
Thereafter	16,249
Total estimated amortization expense	$30,691

NOTE 9 - DEPOSITS
Deposits consisted of the following as of December 31:

	2024	2023
	(dollars in thousands)
Noninterest-bearing demand	$5,499,760	$5,314,094
Interest-bearing demand	7,843,604	5,722,695
Savings and money market accounts	7,792,114	6,616,901
Total demand and savings	21,135,478	17,653,690
Brokered deposits	843,857	1,144,692
Time deposits	4,150,098	2,739,241
Total Deposits	$26,129,433	$21,537,623

The scheduled maturities of time deposits as of December 31, 2024 were as follows (dollars in thousands):

Year
2025	$3,801,297
2026	242,638
2027	40,071
2028	10,130
2029	11,908
Thereafter	44,054
Total	$4,150,098

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $2.5 billion and $1.5 billion as of December 31, 2024 and 2023, respectively. Time deposits equal or greater than $250,000 were $1.0 billion and $551.2 million as of December 31, 2024 and 2023, respectively.

NOTE 10 - BORROWINGS
Borrowings as of December 31, 2024 and 2023 and the related maximum amounts outstanding at the end of any month in each of the two years then ended are presented below.

	December 31		Maximum Outstanding
	2024	2023	2024	2023
	(dollars in thousands)
Federal funds purchased	$—	$240,000	$125,000	$862,000
FHLB advances	850,000	1,100,000	1,706,621	1,720,000
Other borrowings:
Short-term promissory notes issued to customers and customer repurchase agreements	563,831	611,304	625,829	646,439
Other borrowings	901	838	1,155	1,151
Total other borrowings	$564,732

As of December 31, 2024, the Corporation had aggregate federal funds line borrowing capacity of $2.6 billion, with no amount outstanding. A combination of commercial real estate loans, commercial loans, consumer loans and investment securities were pledged to the FRB to provide access to the FRB discount window borrowings. The Corporation had $3.1 billion of collateralized borrowing availability at the FRB discount window with no amount outstanding as of December 31, 2024.
As of December 31, 2024, the Corporation had total FHLB borrowing capacity of $11.1 billion with $5.1 billion of advances and letters of credit outstanding, for a remaining borrowing capacity of approximately $6.0 billion. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

The following is included in senior and subordinated debt as of December 31:

	2024	2023
	(dollars in thousands)
Subordinated debt	$370,000	$538,778
Unamortized discounts and issuance costs	(2,684)	(3,394)
Total senior debt and subordinated debt	$367,316	$535,384

The following table summarizes the scheduled maturities of senior and subordinated debt with an original maturity of one year or more as of December 31, 2024 (dollars in thousands):

Year
2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	370,000
Unamortized discounts and issuance costs	(2,684)
Total	$367,316

In November 2024, the Corporation retired $168.8 million of subordinated notes issued in June 2015 and November 2014 which matured on November 15, 2024. The subordinated notes issued June 2015 carried a fixed rate of 4.50% and an effective rate of 4.69% as a result of discounts and issuance costs. Interest was paid semi-annually in May and November. The subordinated notes issued November 2014, carried a fixed rate of 4.50% and an effective rate of 4.87% as a result of discounts and issuance costs. Interest was paid semi-annually in May and November.

In December 2023, the Corporation retired $5.0 million of subordinated debt with a fixed-to-floating rate of 3.25% and effective rate of 3.35% maturing in 2030.

On March 16, 2022, $65 million of senior notes with a fixed rate of 3.60% were repaid upon their maturity.

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

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents a summary of notional amounts and fair values of derivative financial instruments as of December 31:

	2024		2023
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$171,933	$389	$119,558	$460
Negative fair values	3,888	(58)	1,015	(2)
Forward Commitments
Positive fair values	51,250	363	—	—
Negative fair values	—	—	42,000	(854)
Interest Rate Derivatives with Customers(1)
Positive fair values	767,905	8,480	824,659	22,656
Negative fair values	3,976,294	(239,058)	3,784,236	(222,530)
Interest Rate Derivatives with Dealer Counterparties
Positive fair values	3,976,294	150,480	3,784,236	128,235
Negative fair values	767,905	(10,734)	824,659	(23,023)
Interest Rate Derivatives used in Cash Flow Hedges
Positive fair values	2,500,000	227	2,500,000	6,189
Negative fair values	1,400,000	(2,971)	750,000	—
Foreign Exchange Contracts with Customers
Positive fair values	28,327	1,619	4,159	40
Negative fair values	693	(27)	13,353	(446)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	4,059	63	15,969	532
Negative fair values	32,406	(1,569)	6,112	(31)
(1) Fair values are net of a valuation allowance of $366.3 thousand as of December 31, 2024 and 2023, respectively.

In the third quarter of 2023, the Corporation transitioned certain of the Corporation's legacy commercial customer back-to-back interest rate swap transactions from LIBOR to SOFR. During 2024, the increase to other non-interest income to reflect market valuation movements from the transition from LIBOR to SOFR was $0.4 million. During 2023, the reduction to other non-interest income related to the transition from LIBOR to SOFR was $1.9 million.

The following table presents the effect of cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)
Year ended December 31, 2024
Interest Rate Products	$(10,261)	$(10,261)	$—	Interest Income	$(29,899)	$(29,899)	$—
Interest Rate Products	11,025	11,025	—	Interest Expense	6,446	6,446	—
Total	$764	$764	$—		$(23,453)	$(23,453)	$—
Year ended December 31, 2023
Interest Rate Products	$19,598	$19,598	$—	Interest Income	$(27,546)	$(27,546)	$—
Interest Rate Products	(10,550)	(10,550)	—	Interest Expense	1,696	1,696	—
Total	$9,048	$9,048	$—		$(25,850)	$(25,850)	$—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement for the year ended December 31:

	Consolidated Statements of Income Classification
	2024		2023
	Interest Income	Interest Expense	Interest Income	Interest Expense
	(dollars in thousands)
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(29,899)	$6,446	$(27,546)	$1,696
The effects of fair value and cash flow hedging:
Amount of gain or (loss) on cash flow hedging relationships	—	—	—	—
Interest contracts:
Amount of (loss) gain reclassified from AOCI into income	(29,899)	6,446	(27,546)	1,696
Amount of (loss) gain reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of (loss) gain reclassified from AOCI into income - included component	(29,899)	6,446	(27,546)	1,696
Amount of (loss) gain reclassified from AOCI into income - excluded component	—	—	—	—

During the next twelve months, the Corporation estimates that an additional $16.5 million will be reclassified as a decrease to interest income.

The following table presents the fair value gains (losses) on derivative financial instruments for the years ended December 31:

	Consolidated Statements of Income Classification	2024	2023	2022
		(dollars in thousands)
Mortgage banking derivatives(1)	Mortgage banking	$1,090	$(380)	$(2,360)
Interest rate derivatives	Other income	419	(1,855)	—
Foreign exchange contracts	Other income	(9)	7	81
Net fair value gains (losses) on derivative financial instruments		$1,500	$(2,228)	$(2,279)
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of December 31:

	2024	2023
	(dollars in thousands)
Amortized Cost (1)	$25,316	$14,792
Fair value	25,618	15,158
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Losses related to changes in fair values of mortgage loans held for sale were $0.1 million for the year ended December 31, 2024. Gains related to changes in fair values of mortgage loans held for sale were $0.3 million for the year ended December 31, 2023, and losses related to changes in fair values of mortgage loans held for sale were $0.6 million for the year ended December 31, 2022. The gains and losses are recorded on the consolidated income statements as an adjustment to mortgage banking income.

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

Gross Amounts		Gross Amounts Not Offset
Recognized		on the Consolidated
on the		Balance Sheets
Consolidated		Financial	Cash	Net
Balance Sheets		Instruments(1)	Collateral(2)	Amount
	(dollars in thousands)
2024
Interest rate derivative assets	$159,187	$(12,739)	$—	$146,448
Foreign exchange derivative assets with correspondent banks	63	(63)	—	—
Total	$159,250	$(12,802)	$—	$146,448

Interest rate derivative liabilities	$252,763	$(9,995)	$(94,339)	$148,429
Foreign exchange derivative liabilities with correspondent banks	1,569	(63)	—	1,506
Total	$254,332	$(10,058)	$(94,339)	$149,935

2023
Interest rate derivative assets	$157,080	$(15,154)	$—	$141,926
Foreign exchange derivative assets with correspondent banks	532	(532)	—	—
Total	$157,612	$(15,686)	$—	$141,926

Interest rate derivative liabilities	$245,553	$(21,343)	$(93,841)	$130,369
Foreign exchange derivative liabilities with correspondent banks	31	(532)	—	(501)
Total	$245,584	$(21,875)	$(93,841)	$129,868

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

Cash Flow Hedge Terminations

On October 10, 2024, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $250 million. As the hedged transaction continues to be probable, the unrealized losses will be recorded in AOCI and will be recognized as an increase to interest expense when the previously forecasted hedged items affect earnings in future periods. During the year ended December 31, 2024, $0.2 million of these unrealized losses were reclassified as an increase to interest expense on borrowings on the Consolidated Statements of Income.

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI are recognized as reduction to interest income, including fees, when the previously forecasted hedged item affects earnings in future periods. During the years ended December 31, 2024 and 2023, $27.9 million and $22.1 million, respectively, of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the consolidated statements of income.

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

As of December 31, 2024 and 2023, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Basel III Rules.

As of December 31, 2024 and 2023, the Bank was well capitalized under the regulatory framework for prompt corrective action based on its capital ratio calculation. To be categorized as well capitalized, the Bank was required to maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the table below.

There are no conditions or events since December 31, 2024, that management believes have changed the Corporation and the Bank's categories.

The following tables present the Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage requirements under the Basel III Rules as of December 31:

	2024
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$3,544,021	14.3%	$1,986,754	8.0%	N/A	N/A
Fulton Bank, N.A.	3,338,891	13.5	1,976,697	8.0	$2,470,871	10.0%
Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,866,143	11.5%	$1,490,065	6.0%	N/A	N/A
Fulton Bank, N.A	3,029,881	12.3	1,482,523	6.0	$1,976,697	8.0%
Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,673,265	10.8%	$1,117,549	4.5%	N/A	N/A
Fulton Bank, N.A	2,985,881	12.1	1,111,892	4.5	$1,606,066	6.5%
Tier I Leverage Capital (to Average Assets):
Corporation	$2,866,143	9.0%	$1,269,248	4.0%	N/A	N/A
Fulton Bank, N.A	3,029,881	9.6	1,265,809	4.0	$1,582,261	5.0%
N/A - Not applicable as "well capitalized" applies to banks only.

	2023
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$3,184,496	14.0%	$1,817,712	8.0%	N/A	N/A
Fulton Bank, N.A.	2,896,908	12.8	1,809,836	8.0	$2,262,295	10.0%
Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,541,819	11.2%	$1,363,284	6.0%	N/A	N/A
Fulton Bank, N.A	2,620,837	11.6	1,357,377	6.0	$1,809,836	8.0%
Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,348,941	10.3%	$1,022,463	4.5%	N/A	N/A
Fulton Bank, N.A	2,576,837	11.4	1,018,033	4.5	$1,470,492	6.5%
Tier I Leverage Capital (to Average Assets):
Corporation	$2,541,819	9.5%	$1,072,189	4.0%	N/A	N/A
Fulton Bank, N.A	2,620,837	9.6	1,089,195	4.0	$1,361,494	5.0%
N/A - Not applicable as "well capitalized" applies to banks only.

Dividend and Loan Limitations

The dividends that may be paid by the Bank to the Parent Company are subject to certain legal and regulatory limitations. The total amount available for payment of dividends by the Bank to the Parent Company calculated using the three-year earnings test was approximately $334.4 million as of December 31, 2024 based on the Bank maintaining enough capital to be considered well capitalized under the Basel III Rules. A condition of the OCC’s approval of the Republic First Transaction requires that the Bank, for a period of two years following the Acquisition Date, request and receive a written determination of no supervisory objection from the OCC prior to declaring or paying any dividend to the Parent Company

Under current regulations, the Bank is limited in the amount it may lend to its affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of the Bank's regulatory capital.

NOTE 13 - INCOME TAXES
The components of income taxes are as follows:

	2024	2023	2022
	(dollars in thousands)
Current tax expense:
Federal	$66,817	$49,707	$44,478
State	12,256	11,137	6,906
Total current tax expense	79,073	60,844	51,384
Deferred tax (benefit) expense:
Federal	(20,248)	3,021	8,974
State	(2,939)	576	(324)
Total deferred tax (benefit) expense	(23,187)	3,597	8,650
Total income tax expense	$55,886	$64,441	$60,034

The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
Tax credit investments	(0.3)	(1.3)	(2.0)
Tax-exempt income	(4.3)	(4.2)	(3.5)
Bargain purchase gain	(2.3)	—	—
Bank owned life insurance	(0.9)	(0.8)	(0.7)
State income taxes, net of federal benefit	1.9	2.6	1.2
Executive compensation	0.1	0.3	0.3
FDIC Premium	0.8	0.5	0.3
Other, net	0.2	0.4	0.7
Effective income tax rate	16.2%	18.5%	17.3%

The net DTA recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2024	2023
	(dollars in thousands)
Deferred tax assets:
Unrealized holding losses on securities	$85,516	$90,671
Allowance for credit losses	90,148	71,013
Lease liability	34,921	21,570
State loss carryforwards	26,118	27,948
Other accrued expenses	16,142	11,082
Deferred compensation	11,138	10,215
Intangible assets	5,889	7,460
Stock-based compensation	5,458	5,129
Tax credit carryforwards	—	4,995
Other	7,444	5,469
Total gross deferred tax assets	$282,774	$255,552
Deferred tax liabilities:
Equipment lease financing	45,644	47,345
Right-of-use-asset	31,960	20,022
Acquisition premiums/discounts	16,360	5,508
MSRs	6,952	7,158
Postretirement and defined benefit plans	5,560	3,438
Tax credit investments	2,033	1,747
Premises and equipment	736	1,678
Total gross deferred tax liabilities	$109,245	$86,896
Net deferred tax asset, before valuation allowance	173,529	168,656
Valuation allowance	(26,118)	(27,948)
Net deferred tax asset	$147,411	$140,708

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

The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. As of December 31, 2024 and 2023, the Corporation had state net operating loss carryforwards of approximately $389.3 million and $354.1 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2044.

As of December 31, 2024, based on the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its DTAs, net of the valuation allowance.

Uncertain Tax Positions
The following table summarizes the changes in unrecognized tax benefits for the years ended December 31:

	2024	2023	2022
	(dollars in thousands)
Balance at beginning of year	$1,044	$1,228	$1,673
Current period tax positions	120	147	112
Lapse of statute of limitations	(104)	(331)	(557)
Balance at end of year	$1,060	$1,044	$1,228

Virtually all of the Corporation's unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year.

Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. These offsetting increases and decreases are likely to continue in the future, including over the next twelve months. While the net effect on total unrecognized tax benefits during this period cannot be reasonably estimated, approximately $82 thousand is expected to reverse in 2025 due to lapsing of the statute of limitations. Decreases can also occur throughout the settlement of positions with taxing authorities.

As of December 31, 2024, if recognized, all of the Corporation's unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $134 thousand of federal income tax benefit on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $168 thousand and $138 thousand of recoveries in 2024 and 2023, respectively, for interest and penalties in income tax expense related to unrecognized tax positions. As of December 31, 2024 and 2023, total accrued interest and penalties related to unrecognized tax positions were approximately $177 thousand and $0.3 million, respectively.

The Corporation files income tax returns in the federal and various state jurisdictions. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local examinations by tax authorities for years before 2021.

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

All TCIs held as of December 31, 2024 that qualify for the proportional amortization method are amortized over the period the Corporation expects to receive the tax credits, with the expense included within income taxes on the Consolidated Statements of Income and net income in the Consolidated Statements of Cash Flows.

All TCIs are evaluated for impairment at the end of each reporting period. There were no impairments recorded against TCIs during 2024.

The following table presents the balances of the Corporation's TCIs and related unfunded commitments as of December 31:

	2024	2023
Included in other assets:	(dollars in thousands)
Affordable housing tax credit investments, net	$211,572	$170,115
Other tax credit investments, net	29,649	35,907
Total TCIs, net	$241,221	$206,022
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$84,572	$58,312
Other tax credit liabilities	24,109	28,361
Total unfunded tax credit commitments and liabilities	$108,681	$86,673

The following table presents other information relating to the Corporation's TCIs for the years ended December 31:

	2024	2023	2022
	(dollars in thousands)
Components of income taxes:
Tax credits and benefits	$(26,762)	$(28,748)	$(27,154)
Amortization of tax credits and benefits, net of tax benefits	25,069	23,446	19,298
Deferred tax expense	559	610	766
Total reduction in income tax expense	$(1,134)	$(4,692)	$(7,090)
Amortization of TCIs:
Total amortization of TCIs	$—	$—	$2,783

NOTE 14 - NET INCOME PER COMMON SHARE
Basic net income per common share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding.

Diluted net income per common share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist of outstanding restricted stock, RSUs and PSUs. PSUs are required to be included in weighted average diluted shares outstanding if performance measures, as defined in each PSU award agreement, are met as of the end of the period.

A reconciliation of weighted average common shares outstanding used to calculate basic and diluted net income per share follows:

	2024	2023	2022
	(in thousands)
Weighted average common shares outstanding (basic)	175,523	165,241	164,119
Impact of common stock equivalents	1,700	1,528	1,353
Weighted average common shares outstanding (diluted)	177,223	166,769	165,472

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

Common Stock Offering

On May 1, 2024, the Corporation completed its underwritten public offering of 19,166,667 shares of its common stock at a price to the public of $15.00 per share, before underwriting discounts. The net proceeds to the Corporation from the offering after deducting underwriting discounts and transaction expenses were approximately $272.6 million.

Stock Reissuance

On July 1, 2022, the Corporation reissued 6,208,516 shares of common stock that had been held as Treasury stock in connection with the Merger.

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of OCI for the years ended December 31:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(dollars in thousands)
2024
Net unrealized gains (losses) on securities	$(28,993)	$6,568	$(22,425)
Reclassification adjustment for securities gains (losses) included in net income(1)	20,283	(4,594)	15,689
Amortization of net unrealized gains (losses) on AFS transferred to HTM(2)	7,251	(1,642)	5,609
Net unrealized holding gains (losses) arising during the period on interest rate derivatives used in cash flow hedges	764	(174)	590
Reclassification adjustment for net gains (losses) realized in net income on interest rate derivatives used in cash flow hedges	23,453	(5,312)	18,141
Unrecognized pension and postretirement income	9,411	(2,132)	7,279
Amortization of net unrecognized pension and postretirement items(3)	(541)	119	(422)
Total Other Comprehensive Income (Loss)	$31,628	$(7,167)	$24,461
2023
Net unrealized gains (losses) on securities	$46,572	$(10,549)	$36,023
Reclassification adjustment for securities gains (losses) included in net income(1)	(733)	166	(567)
Amortization of net unrealized gains (losses) on AFS transferred to HTM(2)	7,644	(1,731)	5,913
Net unrealized holding gains (losses) arising during the period on interest rate derivatives used in cash flow hedges	9,048	(2,050)	6,998
Reclassification adjustment for net gains (losses) realized in net income on interest rate derivatives used in cash flow hedges	25,850	(5,855)	19,995
Unrecognized pension and postretirement income	6,162	(1,385)	4,777
Amortization of net unrecognized pension and postretirement items(3)	73	(16)	57
Total Other Comprehensive Income (Loss)	$94,616	$(21,420)	$73,196
2022
Net unrealized gains (losses) on securities	$(403,606)	$91,437	$(312,169)
Reclassification adjustment for securities gains (losses) included in net income(1)	(27)	7	(20)
Amortization of net unrealized gains (losses) on AFS transferred to HTM(2)	(57,509)	13,026	(44,483)
Net unrealized holding gains (losses) arising during the period on interest rate derivatives used in cash flow hedges	(81,400)	18,437	(62,963)
Reclassification adjustment for net gains (losses) loss realized in net income on interest rate swaps used in cash flow hedges	7,761	(1,757)	6,004
Unrecognized pension and postretirement income	825	(181)	644
Amortization of net unrecognized pension and postretirement items(3)	128	(28)	100
Total Other Comprehensive Income (Loss)	$(533,828)	$120,941	$(412,887)
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
17 - Employee Benefit Plans," for additional details.

The following table presents changes in each component of AOCI, net of tax, for the years ended December 31:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gain (Loss) on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Balance at December 31, 2021	$40,441	$(4,817)	$(8,213)	$27,411
OCI before reclassifications	(312,169)	(62,963)	644	(374,488)
Amounts reclassified from AOCI	(20)	6,004	100	6,084
Amortization of net unrealized gains (losses) on AFS securities transferred to HTM	(44,483)	—	—	(44,483)
Balance at December 31, 2022	(316,231)	(61,776)	(7,469)	(385,476)
OCI before reclassifications	36,023	6,998	4,777	47,798
Amounts reclassified from AOCI	(567)	19,995	57	19,485
Amortization of net unrealized gains (losses) on AFS securities transferred to HTM	5,913	—	—	5,913
Balance at December 31, 2023	(274,862)	(34,783)	(2,635)	(312,280)
OCI before reclassifications	(22,425)	590	7,279	(14,556)
Amounts reclassified from AOCI	15,689	18,141	(422)	33,408
Amortization of net unrealized gains (losses) on AFS securities transferred to HTM	5,609	—	—	5,609
Balance at December 31, 2024	$(275,989)	$(16,052)	$4,222	$(287,819)

Common Stock Repurchase Programs

On December 17, 2024, the Corporation announced that its Board of Directors approved the 2025 Repurchase Program. The 2025 Repurchase Program will expire on December 31, 2025. Under the 2025 Repurchase Program, the Corporation is authorized to repurchase up to $125.0 million of shares of its common stock. Under this authorization, up to $25.0 million of the $125 million authorization may be used to repurchase the Corporation's Preferred Stock. The 2025 Repurchase Program may be discontinued at any time.

On December 19, 2023, the Corporation announced that its Board of Directors approved the 2024 Repurchase Program. The 2024 Repurchase Program expired on December 31, 2024. Under the 2024 Repurchase Program, the Corporation was authorized to repurchase up to $125.0 million of shares of its common stock. Under this authorization, up to $25.0 million of the $125 million authorization may be used to repurchase the Corporation's Preferred Stock and outstanding subordinated notes through December 31, 2024. During 2024, 1.9 million shares were repurchased at a total cost of $30.3 million, or $15.69 per share, under the 2024 Repurchase Program.

On December 20, 2022, the Corporation announced that its Board of Directors approved the 2023 Repurchase Program. Under the 2023 Repurchase Program, the Corporation was authorized to repurchase up to $100.0 million of its common stock through December 31, 2023. During 2023, 5.0 million shares were repurchased at a total cost of $77.1 million, or $15.32 per share, under the 2023 Repurchase Program.

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

NOTE 16 - STOCK-BASED COMPENSATION PLANS
The following table presents compensation expense and related tax benefits for all equity awards recognized in the consolidated statements of income for the years ended December 31:

	2024	2023	2022
	(dollars in thousands)
Compensation expense	$10,907	$11,265	$15,081
Tax benefit	(2,466)	(2,484)	(2,690)
Total stock-based compensation, net of tax	$8,441	$8,781	$12,391

The tax benefits as a percentage of compensation expense, as shown in the preceding table, were 22.6%, 22.1% and 17.8% in 2024, 2023 and 2022, respectively. These percentages differ from the Corporation's federal statutory tax rate of 21%. Tax benefits are only recognized over the vesting period for awards that ordinarily will generate a tax deduction when exercised, in the case of non-qualified stock options, or upon vesting, in the case of restricted stock, RSUs, and PSUs. Tax benefits in excess of the tax rate resulted from incentive stock option exercises that triggered a tax deduction when they were exercised and excess tax benefits realized on vesting RSUs and PSUs during the period.

The following table provides information about stock option activity for the year ended December 31, 2024:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable as of December 31, 2023	40,135	$12.61
Granted	—	—
Exercised	(39,310)	12.61
Forfeited	—	—
Expired	(825)	12.61
Outstanding and exercisable as of December 31, 2024	—	$12.61	0.0 years	$—

The following table presents information about stock options exercised for the years ended December 31:

	2024	2023	2022
	(dollars in thousands)
Number of options exercised	39,310	68,134	130,503
Total intrinsic value of options exercised	$116	$249	$842
Cash received from options exercised	$496	$805	$1,402
Tax benefit from options exercised	$23	$47	$163

Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.

The following table provides information about nonvested restricted stock, RSUs and PSUs granted under the Employee Equity Plan and Directors' Plan for the year ended December 31, 2024:

	Restricted Stock/RSUs/PSUs(1)
	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	2,662,471	$14.24
Granted	933,962	15.22
Vested	(739,626)	16.14
Forfeited	(153,810)	14.30
Nonvested as of December 31, 2024	2,702,997	$14.57
(1) There were no nonvested stock options at December 31, 2024 or 2023.

As of December 31, 2024, there was $11.4 million of total unrecognized compensation cost (pre-tax) related to restricted stock, RSUs and PSUs that will be recognized as compensation expense over a weighted average period of 1.89 years. As of December 31, 2024, the Employee Equity Plan had 3.8 million shares reserved for future grants through 2032, and the Directors' Plan had 325.1 thousand shares reserved for future grants through 2033.

The fair value of certain PSUs with market-based performance conditions granted under the Employee Equity Plan was estimated on the grant date using the Monte Carlo valuation methodology performed by a third-party valuation expert. This valuation is dependent upon certain assumptions, as summarized in the following table:

	2024	2023	2022
Risk-free interest rate	4.75%	3.84%	2.84%
Volatility of Corporation’s stock	30.54%	35.63%	43.46%
Expected life of PSUs	3 years	3 years	3 years

The expected life of the PSUs with fair values measured using the Monte Carlo valuation methodology was based on the defined performance period of three years. Volatility of the Corporation's stock was based on historical volatility for the period commensurate with the expected life of the PSUs. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the date of the grant. Based on the assumptions above, the Corporation calculated an estimated fair value per PSU with market-based performance conditions granted in 2024, 2023 and 2022 of $19.59, $10.63 and $14.93, respectively.

Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased. The following table summarizes activity under the ESPP:

	2024	2023	2022
ESPP shares purchased	133,019	162,667	134,645
Average purchase price per share (85% of market value)	$14.55	$11.68	$14.06
Compensation expense recognized (in thousands)	$342	$348	$334

NOTE 17 - EMPLOYEE BENEFIT PLANS
The following summarizes retirement plan expense for the years ended December 31:

	2024	2023	2022
	(dollars in thousands)
401(k) Retirement Plan	$13,739	$11,930	$10,988
Pension Plan	(1,036)	464	(1,347)
Total	$12,703	$12,394	$9,641

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

Pension Plan

The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2024	2023	2022
	(dollars in thousands)
Interest cost	$3,159	$3,269	$2,393
Expected return on assets	(3,903)	(3,436)	(4,393)
Net amortization and deferral	—	631	653
Gain on settlement	(292)	—	—
Net periodic pension cost	$(1,036)	$464	$(1,347)
The following table summarizes the changes in the projected benefit obligation and fair value of Pension Plan assets for the plan years ended December 31:

	2024	2023
	(dollars in thousands)
Projected benefit obligation at beginning of year	$68,952	$68,716
Interest cost	3,159	3,269
Benefit payments	(8,843)	(4,687)
Change in assumptions	(4,323)	1,492
Experience gain	484	162
Projected benefit obligation at end of year	$59,429	$68,952

Fair value of plan assets at beginning of year	$84,659	$78,137
Actual return on plan assets	9,779	11,209
Benefit payments	(8,843)	(4,687)
Fair value of plan assets at end of year	$85,595	$84,659

The following table presents the funded status of the Pension Plan, included in other assets and other liabilities on the consolidated balance sheets, as of December 31:

	2024	2023
	(dollars in thousands)
Projected benefit obligation	$(59,429)	$(68,952)
Fair value of plan assets	85,595	84,659
Funded status	$26,166	$15,707

The following table summarizes the changes in the unrecognized net loss included as a component of AOCI:

	Unrecognized Net Loss (Gain)
	Before tax	Net of tax
	(dollars in thousands)
Balance as of December 31, 2022	$12,070	$9,384
Recognized as a component of 2023 periodic pension cost	(631)	(492)
Unrecognized gains arising in 2023	(6,119)	(4,775)
Balance as of December 31, 2023	5,320	4,117
Recognized as a component of 2024 periodic pension cost	—	—
Unrecognized gains arising in 2024	(9,417)	(7,284)
Balance as of December 31, 2024	$(4,097)	$(3,167)

The following rates were used to calculate the net periodic pension cost and the present value of benefit obligations as of December 31:

	2024	2023	2022
Discount rate-projected benefit obligation	5.38%	4.73%	4.93%
Expected long-term rate of return on plan assets	5.00%	5.00%	5.00%

The discount rates used were determined using the FTSE Pension Discount Curve (formerly, the Citigroup Average Life discount rate table), as adjusted based on the Pension Plan's expected benefit payments.

The 5.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2024 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table presents a summary of the fair values of the Pension Plan's assets as of December 31:

	2024		2023
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Equity mutual funds	$31,369		$27,998
Equity common trust funds	16,486		20,246
Equity securities	47,855	55.9%	48,244	57.0%
Cash and money market funds	5,534		6,276
Fixed income mutual funds	13,590		12,639
Corporate debt securities	4,090		2,600
U.S. Government agency securities	9,493		9,908
Fixed income securities and cash	32,707	38.2%	31,423	37.1%
Other alternative investment funds	5,033	5.9%	4,992	5.9%
Total	$85,595	100.0%	$84,659	100.0%

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

Estimated future benefit payments are as follows (in thousands):

Year
2025	$4,938
2026	5,005
2027	5,050
2028	5,058
2029	5,039
Thereafter	24,533
Total	$49,623

Multiemployer Defined Benefit Pension Plan

In connection with the Merger, the Corporation assumed the pension plan obligations of Prudential Bancorp, under the Prudential Bancorp Pension Plan, that had previously been closed to new Prudential Bancorp participants.

The Prudential Bancorp Pension Plan is structured as a multiple employer plan under Internal Revenue Code Section 413(c). It maintains a single trust and all assets are commingled and invested on a pooled basis. All amounts payable by the Plan are a general charge upon all its assets. This structure gives rise to the risk if a participating employer fails before funding up to cover the liabilities of its participants and orphans, contributions for all remaining employers will increase, as assets have to be re-allocated to cover such shortfall.

Information regarding the Prudential Bancorp Pension Plan as of December 31, 2024 is as follows:

Legal Name of Plan	Prudential Bancorp Pension Plan
(dollars in thousands)
Plan Employer Identification Number	23-1928421
The Corporation's contribution for the year ended December 31, 2024(1)	$355
Are the Corporation's contributions more than 5% of total contributions?	No
Funded Status	80.81%
(1) Includes 2025 prepayment of $138 thousand.

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

The components of the net benefit for Postretirement Plan other than pensions are as follows:

	2024	2023	2022
	(dollars in thousands)
Interest cost	$38	$42	$34
Net amortization and deferral	(541)	(558)	(525)
Net postretirement benefit	$(503)	$(516)	$(491)

This table summarizes the changes in the accumulated postretirement benefit obligation for the years ended December 31:

	2024	2023
	(dollars in thousands)
Accumulated postretirement benefit obligation at beginning of year	$844	$972
Interest cost	38	42
Benefit payments	(135)	(147)
Change in experience	42	(31)
Change in assumptions	(36)	8
Accumulated postretirement benefit obligation at end of year	$753	$844

The fair values of the Postretirement Plan assets were $0 as of both December 31, 2024 and 2023. The funded status for the Postretirement Plan included in other liabilities was $0.8 million in the consolidated balance sheets as of December 31, 2024 and 2023, respectively.

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive income (loss):

	Before tax
	Unrecognized Prior Service Cost	Unrecognized Net Loss (Gain)	Total	Net of tax
	(dollars in thousands)
Balance as of December 31, 2022	$(2,084)	$(818)	$(2,902)	$(2,264)
Recognized as a component of 2023 postretirement cost	464	94	558	435
Unrecognized gains arising in 2023	—	(23)	(23)	(18)
Balance as of December 31, 2023	(1,620)	(747)	(2,367)	(1,847)
Recognized as a component of 2024 postretirement cost	464	77	541	422
Unrecognized loss arising in 2024	—	6	6	5
Balance as of December 31, 2024	$(1,156)	$(664)	$(1,820)	$(1,420)

The following rates were used to calculate net periodic postretirement benefit cost and the present value of benefit obligations as of December 31:

	2024	2023	2022
Discount rate-projected benefit obligation	5.38%	4.73%	4.93%
Expected long-term rate of return on plan assets	3.00%	3.00%	3.00%
The discount rates used to calculate the accumulated postretirement benefit obligation were determined using the FTSE Pension Discount Curve (formerly, the Citigroup Average Life discount rate table), as adjusted based on the Postretirement Plan's expected benefit payments.

Estimated future benefit payments under the Postretirement Plan are as follows (dollars in thousands):

Year
2025	$129
2026	116
2027	103
2028	92
2029	81
Thereafter	270
Total	$791

NOTE 18 - LEASES
The Corporation has operating leases for certain financial centers, corporate offices and land.

The following table presents the components of lease expense, which is included in net occupancy expense on the consolidated statements of income (dollars in thousands):

	2024	2023	2022
Operating lease expense	$27,893	$19,372	$17,766
Variable lease expense	3,147	3,160	3,017
Sublease income	(1,224)	(1,111)	(964)
Total lease expense	$29,816	$21,421	$19,819

Supplemental consolidated balance sheet information related to leases was as follows as of December 31 (dollars in thousands):

Operating Leases	Balance Sheet Classification	2024	2023
ROU assets	Other assets	$140,997	$88,188
Lease liabilities	Other liabilities	$154,176	$95,230
Weighted average remaining lease term		9.30 years	6.48 years
Weighted average discount rate		5.51%	3.34%

The discount rate used in determining the lease liability for each individual lease is the Bank's incremental borrowing rate which corresponds with the remaining lease term.

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$25,161	$20,898
ROU assets obtained in exchange for lease obligations	78,278	20,184

Lease payment obligations for each of the next five years and thereafter, with a reconciliation to the Corporation's lease liability were as follows (dollars in thousands):

Year	Operating Leases
2025	$27,122
2026	25,744
2027	23,464
2028	20,254
2029	16,669
Thereafter	91,077
Total lease payments	204,330
Less: imputed interest	(50,154)
Present value of lease liabilities	$154,176
On May 10, 2024, the Bank and Fulton Financial Realty Company, a wholly owned subsidiary of the Corporation, entered into the Sale-Leaseback Transaction for 40 financial center office locations for an aggregate cash purchase price of $55.4 million. The Bank entered into a lease for each of the locations sold in the Sale-Leaseback Transaction for an initial term of 15 years, with the option to extend the term of each for up to three successive terms of up to five years each. During the initial lease terms, the base rental amount will increase annually at a rate of 2.25%. The Corporation recorded a pre-tax gain, after deduction of transaction-related expenses, of approximately $20.3 million in connection with the Sale-Leaseback Transaction. The properties are located in Pennsylvania, New Jersey, Delaware, and Maryland.

As of December 31, 2024, the Corporation had not entered into any significant leases that have not yet commenced.

NOTE 19 - FAIR VALUE MEASUREMENTS
The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$25,618	$—	$25,618
Available for sale investment securities:
State and municipal securities	—	814,887	—	814,887
Corporate debt securities	—	300,370	—	300,370
Collateralized mortgage obligations	—	788,885	—	788,885
Residential mortgage-backed securities	—	989,875	—	989,875
Commercial mortgage-backed securities	—	516,882	—	516,882
Total available for sale investment securities	—	3,410,899	—	3,410,899
Other assets:
Investments held in Rabbi Trust	35,093	—	—	35,093
Derivative assets	1,682	159,939	—	161,621
Total assets	$36,775	$3,596,456	$—	$3,633,231
Other liabilities:
Deferred compensation liabilities	$35,093	$—	$—	$35,093
Derivative liabilities	1,596	252,821	—	254,417
Total liabilities	$36,689	$252,821	$—	$289,510

	2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$15,158	$—	$15,158
Available for sale investment securities:
U.S. Government securities	42,161	—	—	42,161
U.S. Government-sponsored agency securities	—	1,010	—	1,010
State and municipal securities	—	1,072,013	—	1,072,013
Corporate debt securities	—	440,551	—	440,551
Collateralized mortgage obligations	—	111,434	—	111,434
Residential mortgage-backed securities	—	196,795	—	196,795
Commercial mortgage-backed securities	—	534,388	—	534,388
Total available for sale investment securities	42,161	2,356,191	—	2,398,352
Other assets:
Investments held in Rabbi Trust	29,819	—	—	29,819
Derivative assets	572	157,540	—	158,112
Total assets	$72,552	$2,528,889	$—	$2,601,441
Other liabilities:
Deferred compensation liabilities	$29,819	$—	$—	$29,819
Derivative liabilities	477	246,157	—	246,634
Total liabilities	$30,296	$246,157	$—	$276,453

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale - This category includes mortgage loans held for sale that are measured at fair value. Fair values as of December 31, 2024 and 2023, were measured as the price that secondary market investors were offering for loans with similar characteristics. See "Note 1 - Summary of Significant Accounting Policies" for details related to the Corporation's election to measure assets and liabilities at fair value.

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

•U.S. Government-sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Residential mortgage-backed securities/Commercial mortgage-backed securities - These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.

•Corporate debt securities - These securities are classified as Level 2. This category consists of subordinated and senior debt issued by financial institutions ($293.1 million at December 31, 2024 and $433.4 million at December 31, 2023) and other corporate debt issued by non-financial institutions ($7.3 million at December 31, 2024 and $7.2 million at December 31, 2023). The fair values for corporate debt securities are determined by a third-party pricing service as detailed above.

Investments held in Rabbi Trust - This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

Derivative assets - Fair value of foreign currency exchange contracts classified as Level 1 assets ($1.7 million at December 31, 2024 and $0.6 million at December 31, 2023). The foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.8 million at December 31, 2024 and $0.5 million at December 31, 2023) and the fair value of interest rate derivatives ($159.2 million at December 31, 2024 and $157.1 million at December 31, 2023). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 11 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities - Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities - Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($1.6 million and $0.5 million at December 31, 2024 and 2023, respectively).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.1 million at December 31, 2024 and $0.9 million at December 31, 2023) and the fair value of interest rate derivatives ($252.8 million at December 31, 2024 and $245.6 million at December 31, 2023).

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

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	2024	2023
	(dollars in thousands)
Loans, Net	$168,668	$102,135
OREO	2,621	896
MSRs(1)	53,972	49,696
SBA servicing asset	3,120	—
Total assets	$228,381	$152,727
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

•MSRs – This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the December 31, 2024 valuation were 7.9% and 9.5%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 8 - Mortgage Servicing Rights," for additional information. Changes in any of those inputs, in isolation, could result in a significantly different fair value measurement, as depicted in the table below:

Significant Input	Scenario Shock	% Change in Valuation
Prepayment Rate	+ 15%	(4)%
Prepayment Rate	- 15%	4%
Discount Rate	- 200 bps	10%
Discount Rate	+ 200 bps	(9)%
•SBA servicing asset – This category consists of the retained servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Corporation to retain a portion of the cash flow from the interest payment received on the SBA guaranteed portion of the loan, which is commonly known as a servicing spread. A third-party valuation expert is utilized to perform the modeling to estimate the fair value of the SBA servicing asset. Since the valuation model uses significant unobservable inputs, the SBA servicing asset is classified within Level 3.

The following table details the book values and the estimated fair values of the Corporation's financial instruments as of December 31, 2024 and 2023. A general description of the methods and assumptions used to estimate such fair values is also provided.

	2024
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS	(dollars in thousands)
Cash and cash equivalents	$1,063,871	$1,063,871	$—	$—	$1,063,871
FRB and FHLB stock	139,574	—	139,574	—	139,574
Loans held for sale	25,618	—	25,618	—	25,618
AFS securities	3,410,899	—	3,410,899	—	3,410,899
HTM securities	1,395,569	—	1,183,449	—	1,183,449
Loans, net	23,665,763	—	—	22,555,687	22,555,687
Accrued interest receivable	117,029	117,029	—	—	117,029
Other assets	736,502	543,251	159,939	59,713	762,903
FINANCIAL LIABILITIES
Demand and savings deposits	$21,135,478	$21,135,478	$—	$—	$21,135,478
Brokered deposits	843,857	145,056	698,647	—	843,703
Time deposits	4,150,098	—	4,154,726	—	4,154,726
Accrued interest payable	31,620	31,620	—	—	31,620
FHLB advances	850,000	851,470	—	—	851,470
Senior debt and subordinated debt	367,316	—	253,818	—	253,818
Other borrowings	564,732	544,908	901	—	545,809
Other liabilities	467,011	200,029	252,821	14,161	467,011

	2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS	(dollars in thousands)
Cash and cash equivalents	$549,710	$549,710	$—	$—	$549,710
FRB and FHLB stock	124,405	—	124,405	—	124,405
Loans held for sale	15,158	—	15,158	—	15,158
AFS securities	2,398,352	42,161	2,356,191	—	2,398,352
HTM securities	1,267,922	—	1,072,207	—	1,072,207
Loans, net	21,057,690	—	—	19,930,560	19,930,560
Accrued interest receivable	107,972	107,972	—	—	107,972
Other assets	661,067	452,935	157,540	50,592	661,067
FINANCIAL LIABILITIES
Demand and savings deposits	$17,653,690	$17,653,690	$—	$—	$17,653,690
Brokered deposits	1,144,692	145,987	999,392	—	1,145,379
Time deposits	2,739,241	—	2,714,709	—	2,714,709
Accrued interest payable	35,083	35,083	—	—	35,083
Federal funds purchased	240,000	240,000	—	—	240,000
FHLB advances	1,100,000	1,094,013	—	—	1,094,013
Senior debt and subordinated debt	535,384	—	463,270	—	463,270
Other borrowings	612,142	611,269	837	—	612,106
Other liabilities	429,046	165,635	246,157	17,254	429,046

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

As of December 31, 2024, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

Brokered deposits consist of demand and saving deposits, which are classified as Level 1, and time deposits, which are classified as Level 2. The fair value of these deposits is determined in a manner consistent with the respective type of deposit discussed above.

NOTE 20 - SEGMENT REPORTING

The Corporation has one reportable segment whose primary sources of revenue are interest income on loans, investment securities and other interest-earning assets and fee income earned on its products and services. Its expenses consist of interest expense on deposits and borrowed funds, provision for credit losses, other operating expenses and income taxes. The Corporation manages its business activities on a consolidated basis.

The accounting policies of the segment are the same as those described in “Note 1 – Summary of Significant Accounting Policies.”

The Chief Operating Decision Maker is the Chairman and Chief Executive Officer (“CEO”) who assesses performance of the segment based on net income available to common shareholders and net income available to common shareholders per share (diluted), which is reported in the Consolidated Statements of Income.

Net income available to common shareholders and net income available to common shareholders per share (diluted), are used to monitor actual results versus budget, in competitive analyses by benchmarking to the Corporation’s peers, and in decision-making pertaining to executive compensation levels, common stock and preferred stock dividend levels, common share repurchases and capital expenditure spending.

The measure of segment assets is reported on the Consolidated Balance Sheet.

The following table presents segment results as of December 31:

(dollars in thousands, except per-share data)
	2024	2023	2022
Interest Income
Loans, including fees	$1,394,969	$1,156,373	$758,609
Investment securities	136,650	101,518	98,115
Other interest income	50,577	15,345	8,114
Total Interest Income	1,582,196	1,273,236	864,838
Interest Expense
Deposits	521,859	292,205	43,829
Federal funds purchased	2,881	30,417	2,967
FHLB advances	37,793	46,965	7,334
Senior debt and subordinated debt	20,255	21,361	22,257
Other borrowings and interest-bearing liabilities	39,083	28,002	6,817
Total Interest Expense	621,871	418,950	83,204
Net Interest Income	960,325	854,286	781,634
Provision for credit losses	71,636	54,036	28,021
Net Interest Income After Provision for Credit Losses	888,689	800,250	753,613
Total Non-Interest Income	275,731	227,678	227,130
Non-Interest Expense
Salaries and employee benefits	432,821	377,417	356,884
Data processing and software	77,882	66,471	60,255
Net occupancy	69,359	58,019	56,195
Other outside services	60,586	47,724	37,152
FDIC insurance	23,829	25,565	12,547
Equipment	17,850	14,390	14,033
Intangible amortization	17,830	2,944	1,731
Professional fees	10,857	8,392	9,123
Marketing	8,958	9,004	6,885
Acquisition-related expenses	37,635	—	10,328
Other	62,184	69,281	68,595
Total Non-Interest Expense	819,791	679,207	633,728
Income Before Income Taxes	344,629	348,721	347,015
Income taxes	55,886	64,441	60,034
Net Income	288,743	284,280	286,981
Preferred stock dividends	(10,248)	(10,248)	(10,248)
Net Income Available to Common Shareholders	$278,495	$274,032	$276,733
Net income available to common shareholders per share (diluted)	$1.57	$1.64	$1.67

NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

The following table presents the Corporation's commitments to extend credit and letters of credit:

	2024	2023
	(dollars in thousands)
Commercial and industrial	$4,967,334	$4,929,981
Real estate - commercial mortgage and real estate - construction	1,706,879	1,867,830
Real estate - home equity	2,154,382	1,992,700
Total commitments to extend credit	$8,828,595	$8,790,511

Standby letters of credit	$279,309	$264,440
Commercial letters of credit	48,993	67,396
Total letters of credit	$328,302	$331,836

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of December 31, 2024 and 2023, the total reserve for losses on residential mortgage loans sold was $1.5 million and $1.8 million, respectively, including reserves for both representation and warranty and credit loss exposures. In addition, included as a component of ACL for OBS credit exposures was $1.2 million and $2.7 million as of December 31, 2024 and December 31, 2023, respectively, related to additional credit exposure for potential loan repurchases.

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

NOTE 22 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

	December 31,
	2024	2023
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$78,566	$171,433
Other assets	68,375	62,500
Receivable from subsidiaries	126,430	276,215
Investments in:
Bank subsidiary	3,309,613	2,794,106
Non-bank subsidiaries	47,666	42,496
Total Assets	$3,630,650	$3,346,750
LIABILITIES AND EQUITY
Senior and subordinated debt	$367,316	$535,384
Other liabilities	66,009	51,227
Total Liabilities	433,325	586,611
Shareholders' equity	3,197,325	2,760,139
Total Liabilities and Shareholders' Equity	$3,630,650	$3,346,750

CONDENSED STATEMENTS OF INCOME

	2024	2023	2022
	(dollars in thousands)
Income:
Dividends from subsidiaries	$75,000	$300,000	$207,000
Other	2,237	794	725
	77,237	300,794	207,725
Expenses	42,572	37,448	51,887
Income before income taxes and equity in undistributed net income of subsidiaries	34,665	263,346	155,838
Income tax benefit	(9,070)	(7,861)	(12,331)
	43,735	271,207	168,169
Equity in undistributed net income (loss) of:
Bank subsidiaries	239,677	8,932	121,388
Non-bank subsidiaries	5,331	4,141	(2,576)
Net Income	288,743	284,280	286,981
Preferred stock dividends	(10,248)	(10,248)	(10,248)
Net Income Available to Common Shareholders	$278,495	$274,032	$276,733

CONDENSED STATEMENTS OF CASH FLOWS

	2024	2023	2022
	(dollars in thousands)
Cash Flows From Operating Activities:
Net Income	$288,743	$284,280	$286,981
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of issuance costs and discount of long-term debt	710	750	724
Stock-based compensation	10,516	12,540	14,000
Net change in other assets	(83,081)	(37,591)	44,790
Equity in undistributed net (income) loss of subsidiaries	(245,009)	(13,073)	(120,213)
Net change in other liabilities and payables to non-bank subsidiaries	(4,504)	(50,047)	(198,349)
Total adjustments	(321,368)	(87,421)	(259,048)
Net cash (used in) provided by operating activities	(32,625)	196,859	27,933
Cash Flows From Investing Activities
Net cash paid for acquisition	—	—	(21,811)
Net cash used in investing activities	—	—	(21,811)
Cash Flows From Financing Activities:
Repayments of long-term borrowings	(168,778)	(5,000)	(81,496)
Net proceeds from common stock	270,582	3,160	7,876
Dividends paid	(131,698)	(115,738)	(116,009)
Acquisition of treasury stock	(30,348)	(77,056)	—
Net cash used in financing activities	(60,242)	(194,634)	(189,629)
Net (decrease) increase in Cash and Cash Equivalents	(92,867)	2,225	(183,507)
Cash and Cash Equivalents at Beginning of Year	171,433	169,208	352,715
Cash and Cash Equivalents at End of Year	$78,566	$171,433	$169,208

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

The Republic First Transaction was completed on April 26, 2024, as further discussed in "Note 2—Business Combinations." System conversion was completed in the fourth quarter of 2024. The Corporation acquired substantially all of the assets and assumed substantially all of the deposits and certain liabilities of Republic First Bank from the FDIC, as receiver for Republic First Bank. The scope of management's assessment of effectiveness of the Corporation's internal control over financial reporting as of December 31, 2024, excludes the internal control over financial reporting associated with total acquired assets of approximately $4.8 billion and total net revenues of $156.2 million for the year ended December 31, 2024.

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2024, the Corporation's internal control over financial reporting is effective based on those criteria.

/s/ CURTIS J. MYERS
Curtis J. Myers Chairman and Chief Executive Officer

/s/ RICHARD S. KRAEMER
Richard S. Kraemer Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
Fulton Financial Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired substantially all of the assets and assumed substantially all of the deposits and certain liabilities of Republic First Bank from the FDIC, as receiver for Republic First Bank. The scope of management's assessment of effectiveness of the Company's internal control over financial reporting as of December 31, 2024, excludes the internal control over financial reporting associated with total acquired assets of approximately $4.8 billion and total net revenues of $156.2 million for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Republic First Bank.

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

Valuation of the allowance for credit losses related to loans evaluated collectively for expected credit losses

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses related to loans evaluated collectively for expected credit losses (collective ACL) was $362.3 million of a total allowance for credit losses of $379.2 million as of December 31, 2024. The collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans and leases that share similar risk characteristics and uses an undiscounted approach. The Company estimates the collective ACL by applying a probability of default (PD) and loss given default (LGD) to the exposure at default (EAD) at the loan level. The PD models are econometric regression models that utilize the Company’s historical credit loss experience and incorporate a reasonable and supportable economic forecast through the use of externally developed macroeconomic scenarios. After a reasonable and supportable forecast period, the forecasted PD rates revert back to a historical average PD rate. The LGD model calculates an LGD estimate for each loan pool utilizing a loss rate approach that is based on the Company’s historical charge-off experience. The EAD calculation incorporates constant pre-payment rates, and inputs related to loan level cash flows, maturity dates, and interest rates. The constant pre-payment rates utilized in the EAD calculation are sourced from a prepayment calculation that utilizes the Company’s historical loan prepayment history to develop prepayment speeds. The collective ACL also includes qualitative reserve adjustments for factors that are not fully captured in the quantitative models.

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

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices, and potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company's auditor since 2002.

Philadelphia, Pennsylvania
February 28, 2025

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

The "Management Report on Internal Control over Financial Reporting" and the "Report of Independent Registered Public Accounting Firm" may be found in "Item 8, Financial Statements and Supplementary Data" of this document.

Changes in Internal Control over Financial Reporting

Beth Ann L. Chivinski became interim Chief Financial Officer on February 8, 2024. Richard S. Kraemer became Chief Financial Officer on November 1, 2024.

The Republic First Transaction was completed on April 26, 2024, as further discussed in "Note 2—Business Combinations." System conversion was completed in the fourth quarter of 2024. The Corporation acquired substantially all of the assets and assumed substantially all of the deposits and certain liabilities of Republic First Bank from the FDIC, as receiver for Republic First Bank. The scope of management's assessment of effectiveness of the Corporation's internal control over financial reporting as of December 31, 2024, excludes the internal control over financial reporting associated with total acquired assets of approximately $4.8 billion and total net revenues of $156.2 million for the year ended December 31, 2024.

Other than the above, there have been no changes in the Corporation's internal control over financial reporting during the Corporation's fiscal year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting as of December 31, 2024.

Item 9B. Other Information

    Except as disclosed below, none of the Corporation's directors or "officers" (as defined in Rule 16a-1(f) (17 C.F.R. § 240.16a-1(f))) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. § 229.408)) during the fiscal quarter ended December 31, 2024.

On October 28, 2024, Angela M. Snyder, President of the Corporation, adopted a Rule 10b5-1 trading arrangement for the sale of up to 13,322 shares of the Corporation's common stock. The trading arrangement will expire on January 26, 2026, unless terminated sooner in accordance with its terms.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Except as furnished below, the information required to be furnished pursuant to this Item 10 is incorporated herein by reference to the Corporation’s 2025 Proxy Statement, which the Corporation intends to file with the SEC not later than 120 days after the end of the 2024 fiscal year.
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
The Corporation has adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of the Corporation's securities by directors, officers and employees of the Corporation. It is the Corporation's policy to comply with all applicable securities laws, including those relating to insider trading, when engaging in transactions in the Corporation's securities. The Corporation believes that its policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Corporation. A copy of the Corporation's Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information required to be furnished pursuant to this Item 11 is incorporated herein by reference to the Corporation’s 2025 Proxy Statement, which the Corporation intends to file with the SEC not later than 120 days after the end of the 2024 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be furnished pursuant to this Item 12 is incorporated herein by reference to the Corporation’s 2025 Proxy Statement, which the Corporation intends to file with the SEC not later than 120 days after the end of the 2024 fiscal year.
Incorporated by reference herein is the information appearing under the heading "Securities Authorized for Issuance under Equity Compensation Plans" within "Item 5, Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished pursuant to this Item 13 is incorporated herein by reference to the Corporation’s 2025 Proxy Statement, which the Corporation intends to file with the SEC not later than 120 days after the end of the 2024 fiscal year.

Item 14. Principal Accountant Fees and Services
Except as furnished below, the information required to be furnished pursuant to this Item 14 is incorporated herein by reference to the Corporation’s 2025 Proxy Statement, which the Corporation intends to file with the SEC not later than 120 days after the end of the 2024 fiscal year.
The Corporation's independent registered accounting firm is KPMG LLP, Philadelphia, PA.
Auditor Firm ID: 185.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
	(i)	Consolidated Balance Sheets - December 31, 2024 and 2023.
	(ii)	Consolidated Statements of Income - Years ended December 31, 2024, 2023 and 2022.
	(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2024, 2023 and 2022.
	(iii)	Consolidated Statements of Shareholders' Equity - Years ended December 31, 2024, 2023 and 2022.
	(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2024, 2023 and 2022.
	(v)	Notes to Consolidated Financial Statements.
	(vi)	Report of Independent Registered Public Accounting Firm.
2.	Financial Statement Schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
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

4.9	Stock Certificate (Incorporated by reference as Exhibit 4.1 of Fulton Financial Corporation Registration Statement on Form S-4 filed on April 21, 2022).
4.10
Deposit Agreement, dated October 29, 2020, among Fulton Financial Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020).

4.11	Form of depositary receipt representing the Depositary Shares (Included in Exhibit 4.10).
4.12
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
10.4
Fulton Financial Corporation 2022 Amended and Restated Equity and Cash Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed May 19, 2022). *

10.5
Amended Executive Employment Agreement between Fulton Financial Corporation and Curtis J. Myers, dated January 1, 2023 (Incorporated by reference to exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed December 22, 2022). *

10.6
Amended Key Employee Change in Control Agreement between Fulton Financial Corporation and Curtis J. Myers, dated January 1, 2023 (Incorporated by reference to exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K filed December 22, 2022). *

10.7
Form of Option Award and Form of Restricted Stock Award between Fulton Financial Corporation and Officers of the Corporation (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed June 19, 2013). *

10.8
Form of Time-Vested Restricted Stock Unit Award Agreement, Form of Performance Restricted Stock Unit Award Agreement Total Shareholder Return ("TSR") Component and Form of Performance Restricted Stock Unit Award Agreement Profit Trigger Component (Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 respectively, of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023). *

10.9
Form of Time-Vested Restricted Stock Unit Award Agreement and Form of Performance Restricted Stock Unit Award Agreement Total Shareholder Return ("TSR") Component (Incorporated by reference to Exhibits 10.2 and 10.3, respectively, of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024). *

10.10
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to Fulton Financial Corporation's definitive proxy statement, filed March 26, 2014). *

10.11
Amendment No. 1 to the Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.10 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019). *

10.12
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective December 1, 2015 (Incorporated by reference to Exhibit 10.12 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015). *

10.13
First Amendment effective January 1, 2019 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019). *

10.14
Second Amendment effective January 1, 2021 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2020). *

10.15
Third Amendment effective March 11, 2021 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021). *

10.16
Fourth Amendment effective July 20, 2021 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021). *

10.17
Fifth Amendment, effective January 1, 2022, to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021). *

10.18
Form of Performance Share Restricted Stock Unit Award Agreement between Fulton Financial Corporation and Certain Employees of the Corporation as of May 1, 2021 (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed May 3, 2021). *

10.19
Form of Non-Employee Director Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023).

10.20
Form of Non-Employee Director Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024).

10.21	Consulting Agreement between Beth Ann L. Chivinski and Fulton Financial Corporation dated November 1, 2024 - Filed herewith. *
10.22	Fulton Financial Corporation Amended and Restated 2023 Director Equity Plan (Incorporated by reference to Exhibit 10.1 of Fulton Financial Corporation's Current Report on Form 8-K filed May 16, 2023).
10.23
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

10.24
Amendment to Agreement between Fulton Financial Corporation and Fiserv Solutions, LLC dated December 20, 2021. (Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. Incorporated by reference to Exhibit 10.23 of the Fulton Financial Corporation Annual Report 10-K for the year ended December 31, 2021).

10.25	Agreement for Purchase and Sale of Real Property dated May 10, 2024 (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on May 15, 2024).
10.26	Separation Agreement and General Release (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024). *
19	Fulton Financial Corporation Insider Trading Policy - Filed herewith.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Fulton Financial Corporation Mandatory Recovery of Compensation Policy. (Incorporated by reference to Exhibit 97 of the Fulton Financial Corporation Annual Report 10-K for the year ended December 31, 2023.)

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

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	February 28, 2025	By:	/S/ CURTIS J. MYERS
Curtis J. Myers, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/S/ JENNIFER CRAIGHEAD CAREY	*	Director	February 28, 2025
Jennifer Craighead Carey

/S/ ANTHONY L. COSSETTI		Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 28, 2025
Anthony L. Cossetti

/S/ LISA CRUTCHFIELD	*	Director	February 28, 2025
Lisa Crutchfield

/S/ DENISE L. DEVINE	*	Director	February 28, 2025
Denise L. Devine

/S/ STEVEN S. ETTER	*	Director	February 28, 2025
Steven S. Etter

/S/ RICHARD S. KRAEMER		Senior Executive Vice President	February 28, 2025
Richard S. Kraemer		and Chief Financial Officer
(Principal Financial Officer)

/S/GEORGE K. MARTIN	*	Director	February 28, 2025
George K. Martin

/S/ JAMES R. MOXLEY, III	*	Director	February 28, 2025
James R. Moxley, III

/S/ CURTIS J. MYERS		Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2025
Curtis J. Myers

Signature		Capacity	Date

/S/ ANTOINETTE M. PERGOLIN	*	Director	February 28, 2025
Antoinette M. Pergolin

/S/ SCOTT A. SNYDER	*	Director	February 28, 2025
Scott A. Snyder

/S/ RONALD H. SPAIR	*	Director	February 28, 2025
Ronald H. Spair

/S/ E. PHILIP WENGER		Director	February 28, 2025
E. Philip Wenger

*By /S/ NATASHA R. LUDDINGTON			February 28, 2025
Natasha R. Luddington
Attorney-in-Fact