Form 10-Q
period 2025-03-31
FULTON FINANCIAL CORP
filed 2025-05-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value – 181,794,505 shares outstanding as of April 30, 2025.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2025

Note: Some numbers contained in the document may not sum due to rounding

GLOSSARY OF DEFINED ACRONYMS AND TERMS

2025 Repurchase Program	The authorization, commencing on January 1, 2025 and expiring on December 31, 2025, to repurchase up to $125 million of the Corporation's common stock; under this authorization, up to $25 million of the $125 million authorization may be used to repurchase the Corporation's preferred stock and outstanding Subordinated Notes due 2030
ACL	Allowance for credit losses
Acquisition Date	April 26, 2024, the date of the Republic First Transaction
AFS	Available for sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive (loss) income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act of 1956, as amended
bp or bps	Basis point(s)
Capital Rules	Regulatory capital requirements applicable to the Corporation and Fulton Bank
CDI	Core deposit intangible
Corporation, Company, we, our or us	Fulton Financial Corporation
Directors' Plan	Amended and Restated 2023 Director Equity Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Employee Equity Plan	2022 Amended and Restated Equity and Cash Incentive Compensation Plan
ESPP	Employee Stock Purchase Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. generally accepted accounting principles
HTM	Held to maturity
LTV	Loan-to-value
Management's Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	The acquisition by the Corporation of Prudential Bancorp effective as of July 1, 2022
MSRs	Mortgage servicing rights
Net loans	Loan and lease receivables (net of unearned income)
NIM	Net interest margin
N/M	Not meaningful
OBS	Off-balance-sheet
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
Parent Company	Fulton Financial Corporation individually
PCD Loans	Loans purchased with more-than-insignificant credit deterioration
PD	Probability of default

Pension Plan	Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
PSU	Performance-based restricted stock unit
Prudential Bancorp	Prudential Bancorp, Inc.
Republic First Bank	Republic First Bank, doing business as Republic Bank
Republic First Transaction	The acquisition of substantially all of the assets and assumption of substantially all of the deposits and certain liabilities of Republic First Bank by Fulton Bank from the FDIC, as receiver for Republic First Bank
RSU	Restricted stock unit
SAB	Staff Accounting Bulletin
Sale-Leaseback Transaction	Sale of 40 financial center office locations to certain affiliates of Blue Owl Capital Inc. with concurrent agreements to lease each of the locations
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
Subordinated Notes due 2030	The Corporation's 3.250% Fixed-to-Floating Rate Subordinated Notes due 2030
TruPS	Trust Preferred Securities

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

Forward-looking statements are neither historical facts, nor assurance of future performance. Instead, the statements are based on current beliefs, expectations and assumptions regarding the future of the Corporation's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Corporation's control, and actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not unduly rely on any of these forward-looking statements. Any forward-looking statement is based only on information currently available and speaks only as of the date when made. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Many factors could affect future financial results including, without limitation:

•the impact of adverse conditions in the economy and financial markets, including elevated interest rates and trade policies and the imposition of tariffs and retaliatory tariffs, on the performance of the Corporation's loan portfolio and demand for the Corporation's products and services;
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
•the impact of failures of third-party vendors upon which the Corporation relies to perform in accordance with contractual arrangements and the effects of concerns about other financial institutions on the Corporation;
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

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and due from banks	$388,503	$279,041
Interest-bearing deposits with other banks	641,953	784,830
Cash and Cash Equivalents	1,030,456	1,063,871
FRB and FHLB stock	136,164	139,574
Loans held for sale	15,965	25,618
Investment securities:
AFS, at estimated fair value	3,575,043	3,410,899
HTM, at amortized cost	1,496,280	1,395,569
Net loans	23,862,574	24,044,919
Less: ACL - loans	(379,677)	(379,156)
Loans, Net	23,482,897	23,665,763
Net premises and equipment	186,873	195,527
Accrued interest receivable	116,215	117,029
Goodwill and net intangible assets	629,189	635,458
Other assets	1,462,946	1,422,502
Total Assets	$32,132,028	$32,071,810
LIABILITIES
Deposits:
Noninterest-bearing	$5,435,934	$5,499,760
Interest-bearing	20,893,038	20,629,673
Total Deposits	26,328,972	26,129,433
Borrowings:
FHLB advances	750,000	850,000
Senior debt and subordinated debt	367,396	367,316
Other borrowings	539,804	564,732
Total Borrowings	1,657,200	1,782,048
Accrued interest payable	27,014	31,620
Other liabilities	844,521	931,384
Total Liabilities	28,857,707	28,874,485
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; Series A, 200,000 shares issued as of March 31, 2025 and December 31, 2024, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600,000,000 shares authorized, 246,048,499 shares issued as of March 31, 2025 and 245,946,392 shares issued as of December 31, 2024	615,121	614,866
Additional paid-in capital	1,792,104	1,789,214
Retained earnings	1,833,247	1,775,620
Accumulated other comprehensive loss	(271,547)	(287,819)
Treasury stock, at cost, 63,844,183 shares as of March 31, 2025 and 63,857,567 shares as of December 31, 2024	(887,482)	(887,434)
Total Shareholders' Equity	3,274,321	3,197,325
Total Liabilities and Shareholders' Equity	$32,132,028	$32,071,810

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per-share data)	Three months ended March 31
	2025	2024
Interest Income
Loans, including fees	$344,789	$311,216
Investment securities	45,738	25,122
Other interest income	9,165	3,328
Total Interest Income	399,692	339,666
Interest Expense
Deposits	130,892	103,574
Federal funds purchased	—	2,388
FHLB advances	8,020	10,949
Senior debt and subordinated debt	3,577	5,305
Other borrowings and interest-bearing liabilities	6,016	10,513
Total Interest Expense	148,505	132,729
Net Interest Income	251,187	206,937
Provision for credit losses	13,898	10,925
Net Interest Income After Provision for Credit Losses	237,289	196,012
Non-Interest Income
Wealth management	21,785	20,155
Commercial banking	21,329	18,829
Consumer banking	13,068	11,668
Mortgage banking	3,138	3,090
Other	7,914	3,398
Non-Interest Income Before Investment Securities (Losses) Gains, Net	67,234	57,140
Investment securities (losses) gains, net	(2)	—
Total Non-Interest Income	67,232	57,140
Non-Interest Expense
Salaries and employee benefits	103,526	95,481
Data processing and software	18,599	17,661
Net occupancy	18,207	16,149
Other outside services	11,837	13,283
Intangible amortization	6,269	573
FDIC insurance	5,597	6,104
Equipment	4,150	4,040
Marketing	2,521	1,912
Professional fees	(1,078)	2,088
Acquisition-related expenses	380	—
Other	19,452	20,309
Total Non-Interest Expense	189,460	177,600
Income Before Income Taxes	115,061	75,552
Income taxes	22,074	13,611
Net Income	92,987	61,941
Preferred stock dividends	(2,562)	(2,562)
Net Income Available to Common Shareholders	$90,425	$59,379

PER SHARE:
Net income available to common shareholders (basic)	$0.50	$0.36
Net income available to common shareholders (diluted)	0.49	0.36
Cash dividends	0.18	0.17
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended March 31
	2025	2024

Net Income	$92,987	$61,941
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS investment securities
Net unrealized holding gains (losses)	9,769	(16,665)
Reclassification adjustment for securities net change realized in net income	2	—
Amortization of net unrealized gains (losses) on AFS investment securities transferred to HTM	1,328	1,387
Net Unrealized Gains (Losses) on AFS Investment Securities	11,099	(15,278)
Unrealized gains (losses) on interest rate derivatives used in cash flow hedges:
Net unrealized holding gains (losses)	1,764	4,297
Reclassification adjustment for net change realized in net income	3,515	3,899
Net Unrealized Gains on Interest Rate Derivatives Used in Cash Flow Hedges	5,279	8,196
Defined benefit pension plan and postretirement benefits:
Amortization of net unrecognized pension and postretirement items	(106)	(106)
Other Comprehensive Income (Loss), Net of Tax	16,272	(7,188)
Total Comprehensive Income	$109,259	$54,753

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital
Three months ended March 31, 2025
Balance at December 31, 2024	200	$192,878	182,089	$614,866	$1,789,214	$1,775,620	$(287,819)	$(887,434)	$3,197,325
Net income						92,987			92,987
Other comprehensive income							16,272		16,272
Common stock issued(1)			35	88	536				624
Dividend reinvestment activity			65		424			904	1,328
Stock-based compensation awards (repurchases)			46	167	1,930			(402)	1,695
Acquisition of treasury stock			(31)					(550)	(550)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.18 per share						(32,798)			(32,798)
Balance at March 31, 2025	200	$192,878	182,204	$615,121	$1,792,104	$1,833,247	$(271,547)	$(887,482)	$3,274,321

Three months ended March 31, 2024
Balance at December 31, 2023	200	$192,878	163,801	$564,402	$1,552,860	$1,619,300	$(312,280)	$(857,021)	$2,760,139
Net income						61,941			61,941
Other comprehensive loss							(7,188)		(7,188)
Common stock issued(1)			79	198	895			12	1,105
Dividend reinvestment activity			87		184			1,221	1,405
Stock-based compensation awards (repurchases)			54	151	685			(103)	733
Acquisition of treasury stock			(1,934)					(30,348)	(30,348)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.17 per share						(27,546)			(27,546)
Balance at March 31, 2024	200	$192,878	162,087	$564,751	$1,554,624	$1,651,133	$(319,468)	$(886,239)	$2,757,679
See Notes to Consolidated Financial Statements
(1) Issuance of common stock includes issuance in connection with the Corporation's ESPP and exercised stock options.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Three months ended March 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,987	$61,941
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,898	10,925
Depreciation and amortization of premises and equipment	7,222	7,796
Net amortization of investment securities premiums	328	574
Net accretion of loan discounts	(13,134)	—
Investment securities losses (gains), net	2	—
Gain on sales of mortgage loans held for sale	(1,665)	(1,697)
Proceeds from sales of mortgage loans held for sale	101,038	95,388
Originations of mortgage loans held for sale	(89,720)	(89,157)
Intangible amortization	6,269	573
Amortization of issuance costs and discounts on long-term borrowings	80	182
Gain (loss) on disposal of premises and equipment	(119)	3,313
Gain on sale-leaseback transaction	(416)	—
Stock-based compensation	2,097	836
Net change in deferred income tax	4,418	(2,330)
Net change in accrued salaries and benefits	(29,799)	(14,771)
Net change in life insurance cash surrender value	(2,027)	(3,563)
Other changes, net	(90,756)	82,891
Total adjustments	(92,284)	90,960
Net Cash Provided by Operating Activities	703	152,901
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	14,966	—
Proceeds from principal repayments and maturities of AFS investment securities	84,051	14,216
Proceeds from principal repayments and maturities of HTM investment securities	19,727	13,015
Purchase of AFS investment securities	(252,330)	(208,968)
Purchase of HTM investment securities	(118,967)	—
Net change in FRB and FHLB stock	3,410	2,768
Net change in loans	182,888	(101,987)
Net purchases of premises and equipment	(9,356)	(1,769)
Settlement of bank owned life insurance	1,385	236
Proceeds from sale-leaseback transaction	11,323	—
Net change in tax credit investments	(11,445)	(17,399)
Net Cash (Used in) Investing Activities	(74,348)	(299,888)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings deposits	313,370	(200,119)
Net change in time deposits and brokered deposits	(113,831)	404,446
Net change in borrowings	(124,928)	(191,668)
Net proceeds from common stock	1,550	1,002
Dividends paid	(35,381)	(28,703)
Acquisition of treasury stock	(550)	(30,348)
Net Cash Provided by (Used in) Financing Activities	40,230	(45,390)
Net decrease in Cash and Cash Equivalents	(33,415)	(192,377)
Cash and Cash Equivalents at Beginning of Period	1,063,871	549,710
Cash and Cash Equivalents at End of Period	$1,030,456	$357,333

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$153,111	$141,450
Income taxes	7,677	6,764
Supplemental Schedule of Certain Noncash Activities:
Unsettled maturities of AFS investment securities	$—	$42,500
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Corporation evaluates subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC for potential recognition or disclosure in the Consolidated Financial Statements.

Significant Accounting Policies

The significant accounting policies used in the preparation of the Consolidated Financial Statements are disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024. Those significant accounting policies are unchanged at March 31, 2025.

Recently Adopted Accounting Standards

In November 2023, FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This update requires public entities with reportable segments to provide additional and more detailed disclosures. The Corporation adopted ASU 2023-07 on December 15, 2024, and it did not have a material impact on its Consolidated Financial Statements.

In December 2023, FASB issued ASU 2023-08 Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"). This update provides guidance for crypto assets to be carried at fair value and requires additional disclosures. The Corporation adopted ASU 2023-08 on January 1, 2025, and it did not have an impact on its Consolidated Financial Statements. The Corporation does not own crypto assets.

In March 2024, FASB issued ASU 2024-01 Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards ("ASU 2024-01"). This update provides guidance for profits interest and similar awards. The Corporation adopted ASU 2024-01 on January 1, 2025, and it did not have a material impact on its Consolidated Financial Statements.

In March 2025, FASB issued ASU 2025-02 - Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122 ("ASU 2025-02"). This update removes SEC guidance provided in SAB No. 121, Accounting for Obligations To Safeguard Crypto-Assets an Entity Holds for its Platform Users. The Corporation retrospectively adopted ASU 2025-02 on January 1, 2025, and it did not have an impact on its Consolidated Financial Statements.

Recently Issued Accounting Standards

In December 2023, FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This update requires companies to disclose specific categories in the income tax rate reconciliation and requires additional information for certain reconciling items. The Corporation will adopt ASU 2023-09 on December 15, 2025. The Corporation does not expect the adoption of ASU 2023-09 to have a material impact on its Consolidated Financial Statements.

In November 2024, FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense ("ASU 2024-03"). This update requires disaggregation of certain expenses in a note to the consolidated financial statements. The Corporation will adopt ASU 2024-03 on December 15, 2026. The Corporation does not expect the adoption of ASU 2024-03 to have a material impact on its Consolidated Financial Statements.

In November 2024, FASB issued ASU 2024-04 - Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). This update clarifies the requirements for determining whether settlement of convertible debt should be accounted for as induced conversion. The Corporation will adopt ASU 2024-04 on January 1, 2026. The Corporation does not expect the adoption of ASU 2024-04 to have an impact on its Consolidated Financial Statements.

In January 2025, FASB issued ASU 2025-01 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). This update clarifies the effective date of ASU 2024-03. The Corporation will adopt ASU 2025-01 on January 1, 2027. The Corporation does not expect the adoption of ASU 2025-01 to have a material impact on its Consolidated Financial Statements.

Reclassifications

Certain amounts in the 2024 Consolidated Financial Statements and notes have been reclassified to conform to the 2025 presentation.

NOTE 2 – Business Combinations

On the Acquisition Date, Fulton Bank completed the Republic First Transaction and acquired approximately $4.8 billion of assets of Republic First Bank and received approximately $0.8 billion of cash from the FDIC. The Bank assumed approximately $5.6 billion of total liabilities of Republic First Bank. The Bank did not enter into a loss sharing arrangement with the FDIC in connection with the Republic First Transaction.

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

The financial settlement process between the Bank and the FDIC concluded on April 25, 2025 with no additional adjustments required to the preliminary gain on acquisition, net of income taxes.

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

The following table presents information with respect to the estimated fair value and unpaid principal balance of acquired loans and leases at the Acquisition Date in connection with the Republic First Transaction:

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

Acquisition-related expenses:

The Corporation developed a comprehensive integration plan under which it is incurring direct costs that are expensed as incurred. For the three months ended, March 31, 2025, these direct costs totaled $380 thousand. Costs related to the Republic First Transaction are included in acquisition-related expenses in the unaudited Consolidated Statements of Income.

Unaudited Pro Forma Information:

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

NOTE 3 – Restrictions on Cash and Cash Equivalents

Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the Consolidated Balance Sheets. The amounts of such collateral as of March 31, 2025 and December 31, 2024 were $15.5 million and $4.0 million, respectively.

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
State and municipal securities	$958,357	$—	$(166,660)	$791,697
Corporate debt securities	294,686	668	(10,621)	284,733
Collateralized mortgage obligations	1,005,300	11,448	(9,900)	1,006,848
Residential mortgage-backed securities	1,000,882	2,605	(30,135)	973,352
Commercial mortgage-backed securities	611,804	—	(93,391)	518,413
Total	$3,871,029	$14,721	$(310,707)	$3,575,043

Held to Maturity
Residential mortgage-backed securities	$640,273	$1,309	$(52,213)	$589,369
Commercial mortgage-backed securities	856,007	—	(135,542)	720,465
Total	$1,496,280	$1,309	$(187,755)	$1,309,834

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
State and municipal securities	$960,227	$106	$(145,446)	$814,887
Corporate debt securities	313,681	1,123	(14,434)	300,370
Collateralized mortgage obligations	798,157	4,629	(13,901)	788,885
Residential mortgage-backed securities	1,029,846	30	(40,001)	989,875
Commercial mortgage-backed securities	617,605	—	(100,723)	516,882
Total	$3,719,516	$5,888	$(314,505)	$3,410,899

Held to Maturity
Residential mortgage-backed securities	$537,856	$2	$(60,162)	$477,696
Commercial mortgage-backed securities	857,713	—	(151,960)	705,753
Total	$1,395,569	$2	$(212,122)	$1,183,449

In May 2024, the Corporation sold $345.7 million of AFS investment securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher-yielding securities of a similar type and similar duration.

Investment securities carried at $0.4 billion and $0.3 billion at March 31, 2025 and December 31, 2024, respectively, were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of March 31, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because issuers may have the right to call, or borrowers may have the right to prepay, with or without call or prepayment penalties.

	March 31, 2025
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$13,985	$13,908	$—	$—
Due from one year to five years	105,663	104,052	—	—
Due from five years to ten years	298,517	283,407	—	—
Due after ten years	834,878	675,063	—	—
	1,253,043	1,076,430	—	—
Residential mortgage-backed securities(1)	1,000,882	973,352	640,273	589,369
Commercial mortgage-backed securities(1)	611,804	518,413	856,007	720,465
Collateralized mortgage obligations(1)	1,005,300	1,006,848	—	—
Total	$3,871,029	$3,575,043	$1,496,280	$1,309,834
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross realized gains and losses on the sales of securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended	(dollars in thousands)
March 31, 2025	$663	$(665)	$(2)
March 31, 2024	—	—	—

The following tables present the gross unrealized losses and estimated fair values of investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2025
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale	(dollars in thousands)
State and municipal securities	19	$45,225	$(2,451)	277	$745,510	$(164,209)	$790,735	$(166,660)
Corporate debt securities	1	9,500	(500)	44	251,670	(10,121)	261,170	(10,621)
Collateralized mortgage obligations	5	115,249	(999)	77	83,216	(8,901)	198,465	(9,900)
Residential mortgage-backed securities	19	404,904	(3,632)	69	175,232	(26,503)	580,136	(30,135)
Commercial mortgage-backed securities	1	19,691	(415)	135	498,722	(92,976)	518,413	(93,391)
Total available for sale	45	$594,569	$(7,997)	602	$1,754,350	$(302,710)	$2,348,919	$(310,707)

Held to Maturity
Residential mortgage-backed securities	6	$122,777	$(117)	120	$299,666	$(52,096)	$422,443	$(52,213)
Commercial mortgage-backed securities	—	—	—	60	720,465	(135,542)	720,465	(135,542)
Total held to maturity	6	$122,777	$(117)	180	$1,020,131	$(187,638)	$1,142,908	$(187,755)

	December 31, 2024
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(dollars in thousands)
State and municipal securities	22	$53,026	$(1,692)	272	$755,310	$(143,754)	$808,336	$(145,446)
Corporate debt securities	1	4,844	(13)	47	264,099	(14,421)	268,943	(14,434)
Collateralized mortgage obligations	12	288,871	(3,463)	77	85,485	(10,438)	374,356	(13,901)
Residential mortgage-backed securities	42	777,695	(9,178)	69	174,284	(30,823)	951,979	(40,001)
Commercial mortgage-backed securities	1	19,291	(875)	135	497,591	(99,848)	516,882	(100,723)
Total available for sale	78	$1,143,727	$(15,221)	600	$1,776,769	$(299,284)	$2,920,496	$(314,505)

Held to Maturity
Residential mortgage-backed securities	7	$155,726	$(1,754)	120	$303,220	$(58,408)	$458,946	$(60,162)
Commercial mortgage-backed securities	—	—	—	60	705,753	(151,960)	705,753	(151,960)
Total held to maturity	7	$155,726	$(1,754)	180	$1,008,973	$(210,368)	$1,164,699	$(212,122)

The Corporation's collateralized mortgage obligations, residential mortgage-backed securities and commercial mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. In addition, these securities have principal payments that are guaranteed by U.S. government-sponsored agencies. Therefore, the Corporation did not record an ACL for these securities as of March 31, 2025 and December 31, 2024. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost.

Based on the payment status and management's evaluation of the Corporation's state and municipal securities, no ACL was required for these securities as of March 31, 2024 and December 31, 2024. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

The majority of the corporate debt securities were rated at or above investment grade as of March 31, 2025 and December 31, 2024. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of March 31, 2025 and December 31, 2024. The Corporation does not have the intent to sell, and does not believe it will more likely than not to be required to sell, any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
NOTE 5 - Loans and Allowance for Credit Losses

Loans and leases, net of unearned income

Loans and leases, net of unearned income, are summarized as follows:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Real estate - commercial mortgage	$9,676,517	$9,601,858
Commercial and industrial(1)	4,531,266	4,605,589
Real-estate - residential mortgage	6,409,657	6,349,643
Real-estate - home equity	1,170,470	1,160,616
Real-estate - construction	1,175,445	1,394,899
Consumer	597,305	616,856
Leases and other loans(2)	301,914	315,458
Net loans	$23,862,574	$24,044,919
(1) Includes no unearned income at March 31, 2025 and December 31, 2024.
(2) Includes unearned income of $35.9 million and $35.6 million as of March 31, 2025 and December 31, 2024, respectively.

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

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
ACL - loans	$379,677	$379,156

Reserve for OBS credit exposures(1)	$14,947	$14,161
(1) Included in other liabilities on the Consolidated Balance Sheets.

The following table presents the activity in the ACL - loans balances:

	Three months ended March 31
	2025	2024
	(dollars in thousands)
Balance at beginning of period	$379,156	$293,404
Loans charged off	(20,034)	(10,952)
Recoveries of loans previously charged off	7,443	2,354
Net loans (charged off) recovered	(12,591)	(8,598)
Provision for credit losses(1) (2)	13,112	13,082
Balance at end of period	$379,677	$297,888
Provision for OBS credit exposures(1)	$786	$(2,157)
Reserve for OBS credit exposures	$14,947	$15,097
(1) The sum of these amounts is reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision only includes the portion related to net loans.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate Commercial Mortgage	Commercial and Industrial	Real Estate Residential Mortgage	Consumer and Real Estate - Home Equity	Real Estate Construction	Leases and other loans	Total
	(dollars in thousands)
Three months ended March 31, 2025
Balance at December 31, 2024	$158,181	$92,212	$81,331	$19,397	$25,140	$2,895	$379,156
Loans charged off	(12,106)	(3,865)	(343)	(2,193)	—	(1,527)	(20,034)
Recoveries of loans previously charged off	374	5,952	174	660	82	201	7,443
Net loans (charged off) recovered	(11,732)	2,087	(169)	(1,533)	82	(1,326)	(12,591)
Provision for loan losses(1) (2)	15,697	2,552	1,254	1,430	(9,322)	1,501	13,112
Balance at March 31, 2025	$162,146	$96,851	$82,416	$19,294	$15,900	$3,070	$379,677
Three months ended March 31, 2024
Balance at December 31, 2023	$112,565	$74,266	$73,286	$17,604	$12,295	$3,388	$293,404
Loans charged off	(26)	(7,632)	(251)	(2,238)	—	(805)	(10,952)
Recoveries of loans previously charged off	152	1,248	116	676	—	162	2,354
Net loans (charged off) recovered	126	(6,384)	(135)	(1,562)	—	(643)	(8,598)
Provision for loan and lease losses(1) (2)	1,801	9,001	65	646	671	898	13,082
Balance at March 31, 2024	$114,492	$76,883	$73,216	$16,688	$12,966	$3,643	$297,888
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

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of March 31, 2025 and December 31, 2024, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any.

As of March 31, 2025 and December 31, 2024, approximately 97% and 90%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

Non-accrual Loans

The following table presents total non-accrual loans, by class segment:

	March 31, 2025			December 31, 2024
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$41,134	$45,394	$86,528	$31,654	$67,843	$99,497
Commercial and industrial	16,005	18,564	34,569	17,011	25,206	42,217
Real estate - residential mortgage	25,223	2,003	27,226	23,387	2,013	25,400
Real estate - home equity	8,051	73	8,124	8,513	78	8,591
Real estate - construction	3,666	—	3,666	1,746	—	1,746
Consumer	7	—	7	8	—	8
Leases and other loans	186	2,120	2,306	1,801	10,033	11,834
	$94,272	$68,154	$162,426	$84,120	$105,173	$189,293

As of March 31, 2025 and December 31, 2024, there were $68.2 million and $105.2 million, respectively, of non-accrual loans that did not have a specific valuation allowance within the ACL. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

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

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	March 31, 2025
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$112,253	$632,213	$1,038,464	$1,200,259	$1,275,597	$4,297,847	$67,023	$249	$8,623,905
Special Mention	—	9,329	59,490	132,421	189,465	140,269	1,830	—	532,804
Substandard or Lower	—	7,923	66,689	88,510	82,154	273,285	1,247	—	519,808
Total real estate - commercial mortgage	112,253	649,465	1,164,643	1,421,190	1,547,216	4,711,401	70,100	249	9,676,517
Real estate - commercial mortgage
Current period gross charge-offs	—	—	—	(6,654)	(4,052)	(1,400)	—	—	(12,106)
Commercial and industrial
Pass	130,095	404,571	460,061	488,461	242,892	933,896	1,300,171	3,233	3,963,380
Special Mention	282	15,502	23,680	15,677	10,993	28,846	117,361	2,579	214,920
Substandard or Lower	200	11,665	21,861	26,596	11,445	89,598	182,597	9,004	352,966
Total commercial and industrial	130,577	431,738	505,602	530,734	265,330	1,052,340	1,600,129	14,816	4,531,266
Commercial and industrial
Current period gross charge-offs	—	(88)	(473)	(2,000)	(557)	(502)	(245)	—	(3,865)
Real estate - construction(1)
Pass	4,001	228,789	360,022	88,125	37,139	41,753	33,131	—	792,960
Special Mention	—	—	10,615	57,540	26,426	1,189	—	—	95,770
Substandard or Lower	—	—	—	29,993	2,909	21,865	101	—	54,868
Total real estate - construction	4,001	228,789	370,637	175,658	66,474	64,807	33,232	—	943,598
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	246,349	1,265,573	1,858,547	1,776,845	1,555,628	5,273,496	1,400,325	3,482	13,380,245
Special Mention	282	24,831	93,785	205,638	226,884	170,304	119,191	2,579	843,494
Substandard or Lower	200	19,588	88,550	145,099	96,508	384,748	183,945	9,004	927,642
Total	$246,831	$1,309,992	$2,040,882	$2,127,582	$1,879,020	$5,828,548	$1,703,461	$15,065	$15,151,381
(1) Excludes non-commercial real estate - construction.

For a description of the Corporation's internal risk rating categories, see "Note 1 - Summary of Significant Accounting Policies" under the heading "Allowance for Credit Losses" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the prior period:

	December 31, 2024
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$623,742	$898,296	$1,138,669	$1,316,000	$1,077,625	$3,414,138	$69,942	$9,646	$8,548,058
Special Mention	4,441	73,348	149,280	157,543	28,734	107,099	10,978	—	531,423
Substandard or Lower	4,831	44,665	102,952	95,617	75,097	193,922	1,380	3,913	522,377
Total real estate - commercial mortgage	633,014	1,016,309	1,390,901	1,569,160	1,181,456	3,715,159	82,300	13,559	9,601,858
Real estate - commercial mortgage
Current period gross charge-offs	—	(126)	(84)	—	—	(12,950)	—	(26)	(13,186)
Commercial and industrial
Pass	435,917	486,720	512,622	261,603	268,194	684,931	1,375,201	6,346	4,031,534
Special Mention	9,928	8,333	19,931	18,888	4,844	58,632	117,940	313	238,809
Substandard or Lower	10,795	16,593	34,748	10,183	12,496	49,439	176,755	24,237	335,246
Total commercial and industrial	456,640	511,646	567,301	290,674	285,534	793,002	1,669,896	30,896	4,605,589
Commercial and industrial
Current period gross charge-offs	(612)	(3,709)	(2,560)	(4,587)	(317)	(7,612)	(3,553)	(3,635)	(26,585)
Real estate - construction(1)
Pass	197,206	494,072	157,296	37,438	8,784	41,480	30,608	619	967,503
Special Mention	—	10,612	80,651	69,109	938	—	—	—	161,310
Substandard or Lower	—	—	14,407	10,399	—	20,350	121	1,906	47,183
Total real estate - construction	197,206	504,684	252,354	116,946	9,722	61,830	30,729	2,525	1,175,996
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	1,256,865	1,879,088	1,808,587	1,615,041	1,354,603	4,140,549	1,475,751	16,611	13,547,095
Special Mention	14,369	92,293	249,862	245,540	34,516	165,731	128,918	313	931,542
Substandard or Lower	15,626	61,258	152,107	116,199	87,593	263,711	178,256	30,056	904,806
Total	$1,286,860	$2,032,639	$2,210,556	$1,976,780	$1,476,712	$4,569,991	$1,782,925	$46,980	$15,383,443
(1) Excludes non-commercial real estate - construction.

The Corporation considers the performance of the loan portfolio and its impact on the ACL. The Corporation does not assign internal risk ratings to smaller balance, homogeneous loans, such as home equity loans, residential mortgage loans, construction loans to individuals secured by residential real estate, consumer and other loans. For these loans, the most relevant credit quality indicator is delinquency status and the Corporation evaluates credit quality based on the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year, for the periods shown:

	March 31, 2025
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$111,293	$482,878	$736,896	$1,499,902	$1,704,694	$1,827,116	$—	$—	$6,362,779
Non-performing	—	91	1,941	9,133	2,889	32,824	—	—	46,878
Total real estate - residential mortgage	111,293	482,969	738,837	1,509,035	1,707,583	1,859,940	—	—	6,409,657
Real estate - residential mortgage
Current period gross charge-offs	—	(19)	(7)	(121)	—	(196)	—	—	(343)
Consumer and real estate - home equity
Performing	158,049	32,957	95,148	157,474	41,167	205,800	1,055,160	9,337	1,755,092
Non-performing	—	241	239	982	772	6,552	2,751	1,146	12,683
Total consumer and real estate - home equity	158,049	33,198	95,387	158,456	41,939	212,352	1,057,911	10,483	1,767,775
Consumer and real estate - home equity
Current period gross charge-offs	—	(96)	(537)	(536)	(333)	(836)	145	—	(2,193)
Leases and other loans
Performing	74,672	66,439	84,668	41,516	14,776	17,270	—	—	299,341
Non-performing	—	—	162	1,760	605	46	—	—	2,573
Leases and other loans	74,672	66,439	84,830	43,276	15,381	17,316	—	—	301,914
Leases and other loans
Current period gross charge-offs	(404)	(428)	(172)	(100)	(53)	(370)	—	—	(1,527)
Construction - residential
Performing	28,443	164,310	29,708	7,980	—	—	—	—	230,441
Non-performing	—	—	—	1,406	—	—	—	—	1,406
Total construction - residential	28,443	164,310	29,708	9,386	—	—	—	—	231,847
Construction - residential
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	372,457	746,584	946,420	1,706,872	1,760,637	2,050,186	1,055,160	9,337	8,647,653
Non-performing	—	332	2,342	13,281	4,266	39,422	2,751	1,146	63,540
Total	$372,457	$746,916	$948,762	$1,720,153	$1,764,903	$2,089,608	$1,057,911	$10,483	$8,711,193

	December 31, 2024
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$470,918	$728,630	$1,515,521	$1,726,991	$1,022,116	$839,566	$—	$—	$6,303,742
Non-performing	87	1,358	5,118	3,232	5,523	30,583	—	—	45,901
Total real estate - residential mortgage	471,005	729,988	1,520,639	1,730,223	1,027,639	870,149	—	—	6,349,643
Real estate - residential mortgage
Current period gross charge-offs	—	(172)	(106)	(12)	(43)	(888)	—	(251)	(1,472)
Consumer and Real estate - home equity
Performing	178,722	116,370	211,647	65,412	48,201	188,442	913,920	40,384	1,763,098
Non-performing	236	848	918	963	753	4,571	2,893	3,192	14,374
Total consumer and real estate - home equity	178,958	117,218	212,565	66,375	48,954	193,013	916,813	43,576	1,777,472
Consumer and Real estate - home equity
Current period gross charge-offs	(118)	(1,016)	(1,552)	(790)	(398)	(2,704)	(75)	(1,837)	(8,490)
Leases and other loans
Performing	123,991	89,006	52,724	16,894	10,830	9,996	—	—	303,441
Non-performing	—	—	1,922	744	23	9,328	—	—	12,017
Leases and other loans	123,991	89,006	54,646	17,638	10,853	19,324	—	—	315,458
Leases and other loans
Current period gross charge-offs	(1,977)	(913)	(335)	(334)	(192)	(770)	—	(175)	(4,696)
Construction - residential
Performing	138,440	61,848	15,710	1,499	—	—	—	—	217,497
Non-performing	—	—	1,406	—	—	—	—	—	1,406
Total construction - residential	138,440	61,848	17,116	1,499	—	—	—	—	218,903
Construction - residential
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	912,071	995,854	1,795,602	1,810,796	1,081,147	1,038,004	913,920	40,384	8,587,778
Non-performing	323	2,206	9,364	4,939	6,299	44,482	2,893	3,192	73,698
Total	$912,394	$998,060	$1,804,966	$1,815,735	$1,087,446	$1,082,486	$916,813	$43,576	$8,661,476

The following table presents non-performing assets:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Non-accrual loans	$162,426	$189,293
Loans 90 days or more past due and still accruing	34,367	30,781
Total non-performing loans	196,793	220,074
OREO(1)	2,193	2,621
Total non-performing assets	$198,986	$222,695
(1) Excludes $16.5 million and $17.5 million of residential mortgage properties for which formal foreclosure proceedings were in process as of March 31,
2025 and December 31, 2024, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(dollars in thousands)
March 31, 2025
Real estate - commercial mortgage	$37,443	$20,827	$1,553	$86,528	$9,530,166	$9,676,517
Commercial and industrial(1)	10,622	8,747	8,344	34,569	4,468,984	4,531,266
Real estate - residential mortgage	38,253	6,369	19,652	27,226	6,318,157	6,409,657
Real estate - home equity	7,905	916	3,461	8,124	1,150,064	1,170,470
Real estate - construction	25,891	499	—	3,666	1,145,389	1,175,445
Consumer	5,537	1,977	1,090	7	588,694	597,305
Leases and other loans(1)	361	142	267	2,306	298,838	301,914
Total	$126,012	$39,477	$34,367	$162,426	$23,500,292	$23,862,574
(1) Includes unearned income.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
December 31, 2024
Real estate - commercial mortgage	$32,715	$16,684	$2,862	$99,497	$9,450,100	$9,601,858
Commercial and industrial(1)	6,031	3,636	1,460	42,217	4,552,245	4,605,589
Real estate - residential mortgage	59,593	5,946	20,501	25,400	6,238,203	6,349,643
Real estate - home equity	6,778	1,057	4,758	8,591	1,139,432	1,160,616
Real estate - construction	3,549	5,163	—	1,746	1,384,441	1,394,899
Consumer	6,779	1,627	1,017	8	607,425	616,856
Leases and other loans(1)	269	105	183	11,834	303,067	315,458
Total	$115,714	$34,218	$30,781	$189,293	$23,674,913	$24,044,919
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

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Term Extension
	Three months ended March 31, 2025		Three months ended March 31, 2024
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended March 31
Real estate - commercial mortgage	$111	—%	$—	—%
Commercial and industrial	3,937	0.09	—	—
Real estate - residential mortgage	2,400	0.04	2,717	0.05
Real estate - home equity	467	0.04	—	—
Real estate - construction	—	—	455	0.04
Total	$6,915		$3,172

	Interest Rate Reduction and Term Extension
	Three months ended March 31, 2025		Three months ended March 31, 2024
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended March 31
Real estate - residential mortgage	$1,389	0.02%	$465	0.01%
Total	$1,389		$465

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Financial Effect
Three months ended March 31, 2025
Real estate - commercial mortgage	Added a weighted-average 1.00 year to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.92 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.78 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 9.27 years to the life of loans, which reduced monthly payment amounts for borrowers.

Three months ended March 31, 2024
Real estate - residential mortgage	Added a weighted-average 6.27 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - construction	Added a weighted-average 0.67 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Interest Rate Reduction
Financial Effect
Three months ended March 31, 2025
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.27% to 2.27%

Three months ended March 31, 2024
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.37% to 2.71%

During the three months ended March 31, 2025 and 2024, there were no loans modified due to financial difficulty where there was a principal balance forgiveness.

The following table presents the performance of loans that have been modified due to financial difficulty in the previous 12 months:

		30-89	90+	Total
		Days Past	Past Due	Past
	Current	Due	and Accruing	Due
March 31, 2025	(dollars in thousands)
Real estate - commercial mortgage	$20,495	$—	$—	$—
Commercial and industrial	3,937	3,000	—	3,000
Real estate - residential mortgage	10,573	2,493	1,266	3,759
Real estate - home equity	821	—	—	—
Total	$35,826	$5,493	$1,266	$6,759

There were no commitments to lend additional funds to borrowers with loan modifications as a result of financial difficulty as of March 31, 2025.

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the Consolidated Balance Sheets, with adjustments to the carrying value included in mortgage banking income on the Consolidated Statements of Income:

	Three months ended March 31
	2025	2024
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$30,691	$31,602
Originations of MSRs	701	582
Amortization	(1,094)	(1,127)
Balance at end of period	$30,298	$31,057

Estimated fair value of MSRs at end of period	$51,277	$51,191

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.1 billion as of March 31, 2025 and December 31, 2024. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $51.3 million and $54.0 million as of March 31, 2025 and December 31, 2024, respectively. Based on its fair value analysis as of March 31, 2025, the Corporation determined that no valuation allowance was required as of March 31, 2025.

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

For additional information on our derivative accounting policies see "Note 1 - Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2025		December 31, 2024
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$212,169	$852	$171,933	$389
Negative fair values	668	(2)	3,888	(58)
Forward Commitments
Positive fair values	—	—	51,250	363
Negative fair values	44,185	(471)	—	—
Interest Rate Derivatives with Customers(1)
Positive fair values	1,275,789	24,899	767,905	8,480
Negative fair values	3,454,753	(183,590)	3,976,294	(239,058)
Interest Rate Derivatives with Dealer Counterparties
Positive fair values	3,454,753	110,551	3,976,294	150,480
Negative fair values	1,275,789	(25,265)	767,905	(10,734)
Interest Rate Derivatives used in Cash Flow Hedges
Positive fair values	2,250,000	4,011	2,500,000	227
Negative fair values	1,150,000	(537)	1,400,000	(2,971)
Foreign Exchange Contracts with Customers
Positive fair values	14,517	245	28,327	1,619
Negative fair values	12,352	(393)	693	(27)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	17,903	528	4,059	63
Negative fair values	12,100	(182)	32,406	(1,569)
(1) Fair values are net of a valuation allowance of $366.3 thousand as of March 31, 2025 and December 31, 2024.

The following table presents the effect of cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)
Three months ended March 31, 2025
Interest Rate Products	$3,541	$3,541	$—	Interest Income	$(4,491)	$(4,491)	$—
Interest Rate Products	(1,260)	(1,260)	—	Interest Expense	(53)	(53)	—
Total	$2,281	$2,281	$—		$(4,544)	$(4,544)	$—

Three months ended March 31, 2024
Interest Rate Products	$(5,659)	$(5,659)	—	Interest Income	$(7,032)	$(7,032)	—
Interest Rate Products	11,215	11,215	—	Interest Expense	2,020	2,020	—
Total	$5,556	$5,556	—		$(5,012)	$(5,012)	—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement:

	Consolidated Statements of Income Classification
	2025		2024
	Interest Income	Interest Expense	Interest Income	Interest Expense
	(dollars in thousands)
Three months ended March 31
Total amounts of income line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$(4,491)	$(53)	$(7,032)	$2,020
The effects of fair value and cash flow hedging:
Amount of (loss) gain reclassified from AOCI into income	(4,491)	(53)	(7,032)	2,020
Interest rate derivatives:
Amount of (loss) gain reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of (loss) gain reclassified from AOCI into income - included component	(4,491)	(53)	(7,032)	2,020
Amount of (loss) gain reclassified from AOCI into income - excluded component	—	—	—	—

During the next twelve months, the Corporation estimates that an additional $16.3 million will be reclassified as a decrease to net interest income.

The following table presents the fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended March 31
		2025	2024
		(dollars in thousands)
Mortgage banking derivatives(1)	Mortgage banking income	$802	$1,167
Interest rate derivatives	Other income	149	151
Foreign exchange contracts	Other income	170	39
Net fair value gains (losses) on derivative financial instruments		$1,121	$1,357
(1) Includes interest rate locks with customers and forward commitments.

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents mortgage loans held for sale and the impact of the fair value election on the Consolidated Financial Statements:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Amortized cost(1)	$15,637	$25,316
Fair value	15,965	25,618
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Gains and losses related to changes in fair values of mortgage loans held for sale were a gain of $25.7 thousand for the three months ended March 31, 2025 compared to a loss of $0.2 million for the three months ended March 31, 2024. Gains and losses are recorded on the Consolidated Income Statements as adjustments to mortgage banking income.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral(2)	Amount
	(dollars in thousands)
March 31, 2025
Interest rate derivative assets	$139,461	$(16,003)	$—	$123,458
Foreign exchange derivative assets with correspondent banks	528	(528)	—	—
Total	$139,989	$(16,531)	$—	$123,458

Interest rate derivative liabilities	$209,392	$(19,477)	$(72,464)	$117,451
Foreign exchange derivative liabilities with correspondent banks	182	(528)	—	(346)
Total	$209,574	$(20,005)	$(72,464)	$117,105

December 31, 2024
Interest rate derivative assets	$159,187	$(12,739)	$—	$146,448
Foreign exchange derivative assets with correspondent banks	63	(63)	—	—
Total	$159,250	$(12,802)	$—	$146,448

Interest rate derivative liabilities	$252,763	$(9,995)	$(94,339)	$148,429
Foreign exchange derivative liabilities with correspondent banks	1,569	(63)	—	1,506
Total	$254,332	$(10,058)	$(94,339)	$149,935
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

Cash Flow Hedge Terminations

In October 2024, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $250.0 million. As the hedged transaction continues to be probable, the unrealized losses will be recorded in AOCI and will be recognized as an increase to interest expense when the previously forecasted hedged items affect earnings in future periods. During the three months ended March 31, 2025, $0.2 million of these unrealized losses were reclassified as an increase to interest expense on borrowings on the Consolidated Statements of Income. During the year ended December 31, 2024, $0.2 million of these unrealized losses were reclassified as an increase to interest expense on borrowings on the Consolidated Statements of Income.

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI are recognized as a reduction to interest income, including fees, when the previously forecasted hedged item affects earnings in future periods. During the three months ended March 31, 2025, $3.3 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income. During the year ended December 31, 2024, $27.9 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income.

NOTE 8 – Accumulated Other Comprehensive (Loss) Income

The following table presents the components of OCI:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(dollars in thousands)
Three months ended March 31, 2025
Net unrealized gains on investment securities(1)	$12,630	$(2,861)	$9,769
Reclassification adjustment for investment securities net change included in net income(2)	2	—	2
Amortization of net unrealized gains (losses) on AFS investment securities transferred to HTM(2)	1,716	(388)	1,328
Net unrealized holding gains (losses) arising during the period on interest rate derivatives used in cash flow hedges	2,281	(517)	1,764
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	4,544	(1,029)	3,515
Amortization of net unrecognized pension and postretirement items(3)	(136)	30	(106)
Total Other Comprehensive Income	$21,037	$(4,765)	$16,272

Three months ended March 31, 2024
Net unrealized losses on investment securities(1)	$(21,546)	$4,881	$(16,665)
Amortization of net unrealized gains (losses) on AFS investment securities transferred to HTM(2)	1,793	(406)	1,387
Net unrealized holding gains (losses) arising during the period on interest rate derivatives used in cash flow hedges	5,556	(1,259)	4,297
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	5,012	(1,113)	3,899
Amortization of net unrecognized pension and postretirement items(3)	(135)	29	(106)
Total Other Comprehensive Loss	$(9,320)	$2,132	$(7,188)

(1) Amounts reclassified out of AOCI. Before-tax amounts included in "Investment securities (losses) gains, net" on the Consolidated Statements of Income.
(2) Amounts reclassified out of AOCI. Before-tax amounts included as a reduction to "Interest Income - Investment Securities" in on the Consolidated
Statements of Income.
(3) Amounts reclassified out of AOCI. Before-tax amounts included in "Salaries and employee benefits" on the Consolidated Statements of Income.

The following table presents changes in each component of AOCI, net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gain (Loss) on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Three months ended March 31, 2025
Balance at December 31, 2024	$(275,989)	$(16,052)	$4,222	$(287,819)
OCI before reclassifications	9,769	1,764	—	11,533
Amounts reclassified from AOCI	2	3,515	(106)	3,411
Amortization of net unrealized gains (losses) on AFS investment securities transferred to HTM	1,328	—	—	1,328
Balance at March 31, 2025	$(264,890)	$(10,773)	$4,116	$(271,547)

Three months ended March 31, 2024
Balance at December 31, 2023	$(274,862)	$(34,783)	$(2,635)	$(312,280)
OCI before reclassifications	(16,665)	4,297	—	(12,368)
Amounts reclassified from AOCI	—	3,899	(106)	3,793
Amortization of net unrealized gains (losses) on AFS investment securities transferred to HTM	1,387	—	—	1,387
Balance at March 31, 2024	$(290,140)	$(26,587)	$(2,741)	$(319,468)

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$15,965	$—	$15,965
AFS investment securities:
State and municipal securities	—	791,697	—	791,697
Corporate debt securities	—	284,733	—	284,733
Collateralized mortgage obligations	—	1,006,848	—	1,006,848
Residential mortgage-backed securities	—	973,352	—	973,352
Commercial mortgage-backed securities	—	518,413	—	518,413
Total AFS investment securities	—	3,575,043	—	3,575,043
Other assets:
Investments held in Rabbi Trust	35,307	—	—	35,307
Derivative assets	773	140,313	—	141,086
Total assets	$36,080	$3,731,321	$—	$3,767,401
Other liabilities:
Deferred compensation liabilities	$35,307	$—	$—	$35,307
Derivative liabilities	575	209,865	—	210,440
Total liabilities	$35,882	$209,865	$—	$245,747

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$25,618	$—	$25,618
AFS investment securities:
State and municipal securities	—	814,887	—	814,887
Corporate debt securities	—	300,370	—	300,370
Collateralized mortgage obligations	—	788,885	—	788,885
Residential mortgage-backed securities	—	989,875	—	989,875
Commercial mortgage-backed securities	—	516,882	—	516,882
Total AFS investment securities	—	3,410,899	—	3,410,899
Other assets:
Investments held in Rabbi Trust	35,093	—	—	35,093
Derivative assets	1,682	159,939	—	161,621
Total assets	$36,775	$3,596,456	$—	$3,633,231
Other liabilities:
Deferred compensation liabilities	$35,093	$—	$—	$35,093
Derivative liabilities	1,596	252,821	—	254,417
Total liabilities	$36,689	$252,821	$—	$289,510

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of March 31, 2025 and December 31, 2024 were measured at the price that secondary market investors were offering for loans with similar characteristics.

AFS investment securities – Included in this asset category are debt securities. Level 2 investment securities are valued by a third-party pricing service. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, through processes such as benchmark yield curves, benchmarking of like securities, sector groupings and matrix pricing.

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

•Corporate debt securities – These securities are classified as Level 2. This category consists of subordinated debt and senior debt issued by financial institutions ($277.5 million at March 31, 2025 and $293.1 million at December 31, 2024) and other corporate debt issued by non-financial institutions ($7.2 million and $7.3 million at March 31, 2025 and December 31, 2024, respectively). The fair values for these corporate debt securities are determined by a third-party pricing service as detailed above.

Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

Derivative assets – Fair value of foreign currency exchange contracts are classified as Level 1 assets ($0.8 million and $1.7 million at March 31, 2025 and December 31, 2024, respectively). The foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.9 million at March 31, 2025 and $0.8 million at December 31, 2024) and the fair value of interest rate derivatives ($139.5 million at March 31, 2025 and $159.2 million at December 31, 2024). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 7 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the Consolidated Balance Sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities represent the fair value of foreign currency exchange contracts ($0.6 million at March 31, 2025 and $1.6 million at December 31, 2024).

Level 2 liabilities represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.5 million at March 31, 2025 and $0.1 million at December 31, 2024) and the fair value of interest rate derivatives ($209.4 million at March 31, 2025 and $252.8 million at December 31, 2024).

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

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Loans, Net	$139,481	$168,668
OREO	2,193	2,621
MSRs(1)	51,277	53,972
SBA servicing asset	2,918	3,120
Total assets	$195,869	$228,381
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

•MSRs – This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the March 31, 2025 valuation were 7.2% and 9.5%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 6 - Mortgage Servicing Rights," for additional information.

•SBA servicing asset – This category consists of the retained servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Corporation to retain a portion of the cash flow from the interest payment received on the SBA guaranteed portion of the loan, which is commonly known as a servicing spread. A third-party valuation expert is utilized to perform the modeling to estimate the fair value of the SBA servicing asset. Because the valuation model uses significant unobservable inputs, the SBA servicing asset is classified within Level 3.

The following tables detail the book values and the estimated fair values of the Corporation's financial instruments:

	March 31, 2025
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,030,456	$1,030,456	$—	$—	$1,030,456
FRB and FHLB stock	136,164	—	136,164	—	136,164
Loans held for sale	15,965	—	15,965	—	15,965
AFS investment securities	3,575,043	—	3,575,043	—	3,575,043
HTM investment securities	1,496,280	—	1,309,834	—	1,309,834
Loans, net	23,482,897	—	—	22,148,322	22,148,322
Accrued interest receivable	116,215	116,215	—	—	116,215
Other assets	721,350	545,629	140,313	56,590	742,532
FINANCIAL LIABILITIES
Demand and savings deposits	$21,448,848	$21,448,848	$—	$—	$21,448,848
Brokered deposits	738,458	141,084	597,097	—	738,181
Time deposits	4,141,666	—	4,138,508	—	4,138,508
Accrued interest payable	27,014	27,014	—	—	27,014
FHLB advances	750,000	750,725	—	—	750,725
Senior debt and subordinated debt	367,396	—	355,739	—	355,739
Other borrowings	539,804	520,975	1,202	—	522,177
Other liabilities	430,949	206,158	209,865	14,947	430,970

	December 31, 2024
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,063,871	$1,063,871	$—	$—	$1,063,871
FRB and FHLB stock	139,574	—	139,574	—	139,574
Loans held for sale	25,618	—	25,618	—	25,618
AFS investment securities	3,410,899	—	3,410,899	—	3,410,899
HTM investment securities	1,395,569	—	1,183,449	—	1,183,449
Loans, net	23,665,763	—	—	22,555,687	22,555,687
Accrued interest receivable	117,029	117,029	—	—	117,029
Other assets	736,502	543,251	159,939	59,713	762,903
FINANCIAL LIABILITIES
Demand and savings deposits	$21,135,478	$21,135,478	$—	$—	$21,135,478
Brokered deposits	843,857	145,056	698,647	—	843,703
Time deposits	4,150,098	—	4,154,726	—	4,154,726
Accrued interest payable	31,620	31,620	—	—	31,620
FHLB advances	850,000	851,470	—	—	851,470
Senior debt and subordinated debt	367,316	—	253,818	—	253,818
Other borrowings	564,732	544,908	901	—	545,809
Other liabilities	467,011	200,029	252,821	14,161	467,011

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

As of March 31, 2025, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

Diluted net income per share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist of restricted stock, RSUs, and PSUs. PSUs are required to be included in weighted average diluted shares outstanding if performance measures, as defined in each PSU award agreement, are met as of the end of the period.

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended March 31
	2025	2024
Weighted average shares outstanding (basic)	182,179	162,706
Impact of common stock equivalents	1,898	1,814
Weighted average shares outstanding (diluted)	184,077	164,520
Per share:
Basic	$0.50	$0.36
Diluted	0.49	0.36

NOTE 11 – Stock-Based Compensation

The Corporation grants equity awards to employees in the form of restricted stock, RSUs and PSUs under its Employee Equity Plan. In addition, employees may purchase stock under the Corporation's ESPP. The fair value of equity awards granted to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards.

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

As of March 31, 2025, the Employee Equity Plan had approximately 3.9 million shares reserved for future grants through 2032, and the Directors' Plan had approximately 323,000 shares reserved for future grants through 2033.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the Consolidated Statements of Income:

	Three months ended March 31
	2025	2024
	(dollars in thousands)
Compensation expense	$1,932	$667
Tax benefit	(431)	(144)
Total stock-based compensation, net of tax	$1,501	$523

NOTE 12 – Employee Benefit Plans

The Corporation's 401(k) Retirement Plan is a defined contribution plan under which eligible employees may defer a portion of their pre-tax covered compensation on an annual basis, with employer matches of up to 5% of employee compensation. 401(k) Retirement Plan expense for the three months ended March 31, 2025 and 2024 was $2.6 million and $3.2 million, respectively.

The net periodic pension cost for the Pension Plan consisted of the following components:

	Three months ended March 31
	2025	2024
	(dollars in thousands)
Interest cost	$768	$790
Expected return on plan assets	(978)	(976)
Net periodic pension cost	$(210)	$(186)

The components of the net benefit for the Postretirement Plan consisted of the following components:

	Three months ended March 31
	2025	2024
	(dollars in thousands)
Interest cost	$9	$10
Net accretion and deferral	(136)	(136)
Net periodic benefit	$(127)	$(126)

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

NOTE 13 - Segment Reporting

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

The accounting policies of the segment are the same as those described in "Note 1 – Summary of Significant Accounting Policies" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

The Chief Operating Decision Maker is the Chairman and Chief Executive Officer ("CEO") who assesses performance of the segment based on net income available to common shareholders and net income available to common shareholders per share (diluted), which is reported in the Consolidated Statements of Income.

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

The measure of segment net income is reported on the Consolidated Statements of Income and the measure of segment assets is reported on the Consolidated Balance Sheet.

NOTE 14 – Commitments and Contingencies

Commitments

The Corporation is a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its borrowers or obligors.

Commitments to extend credit are agreements to lend to a borrower or obligor as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower or obligor. Because a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each borrower's or obligor's creditworthiness on a case-by-case basis. The amount of collateral, if any, obtained upon an extension of credit is based on management's credit evaluation of the borrower or obligor. Collateral held varies but may include accounts receivable, inventory, property, equipment and income-producing commercial properties.

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

The following table presents the Corporation's commitments to extend credit and letters of credit:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Commitments to extend credit	$8,765,791	$8,828,595
Standby letters of credit	283,615	279,309
Commercial letters of credit	37,932	48,993

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of March 31, 2025 and December 31, 2024, the total reserve for losses on residential mortgage loans sold was $1.5 million, including reserves for both representation and warranty and credit loss exposures. In addition, included as a component of ACL - OBS credit exposures, was $0.9 million and $1.2 million, as of March 31, 2025 and December 31, 2024, respectively, related to additional credit exposures for potential loan repurchases.

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

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	Three months ended March 31
	2025	2024
	(dollars in thousands, except per share data)
Net income	$92,987	$61,941
Net income available to common shareholders	90,425	59,379
Net income available to common shareholders per share (diluted)	0.49	0.36
Operating net income available to common shareholders per share(1)	0.52	0.40
Return on average assets, annualized	1.18%	0.91%
Operating return on average assets, annualized(1)	1.25%	1.00%
Return on average common shareholders' equity, annualized	11.98%	9.28%
Operating return on average common shareholders' equity (tangible), annualized(1)	15.95%	13.08%
Net interest margin(2)	3.43%	3.32%
Efficiency ratio(1)	56.7%	63.2%
Non-performing assets to total assets	0.62%	0.57%
Net charge-offs to average loans, annualized	0.21%	0.16%
(1) Represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the "Supplemental Reporting of Non-GAAP Based Financial Measures" section of Management's Discussion.
(2) Presented on a FTE basis using a 21% federal tax rate and statutory interest expense disallowances.

Acquisition of Substantially all of the Assets and Assumption of Substantially all of the Deposits and Certain Liabilities of Republic First Bank from the FDIC

On the Acquisition Date, Fulton Bank completed the Republic First Transaction and acquired approximately $4.8 billion of assets of Republic First Bank and assumed approximately $5.6 billion of liabilities of Republic First Bank. The Bank received approximately $0.8 billion of cash from the FDIC in connection with the Republic First Transaction.

See "Note 2 - Business Combinations" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

Financial Highlights

Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $90.4 million for the three months ended March 31, 2025, a $31.0 million increase compared to $59.4 million for the same period in 2024. Net income available to common shareholders per diluted share was $0.49 for the three months ended March 31, 2025, a $0.13 increase compared to the same period in 2024.

Three Months Ended March 31, 2025 Results were Impacted by the Following Items:

•Net interest margin of 3.43%, an 11 bps increase compared to 3.32% for the same period in 2024.

•Net interest income of $251.2 million, a $44.3 million increase compared to $206.9 million for the same period in 2024.

•Provision for credit losses of $13.9 million resulting in an allowance for credit losses attributable to net loans of $379.7 million, or 1.59% of total net loans as of March 31, 2025.

•Non-interest income of $67.2 million, a $10.1 million increase compared to $57.1 million for the same period in 2024.

•Non-interest expense of $189.5 million, an $11.9 million increase compared to $177.6 million for the same period in 2024.

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

The Corporation's critical accounting policies are described in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	Three months ended March 31
	2025	2024
	(dollars in thousands, except per share data and share data)
Operating net income available to common shareholders
Net income available to common shareholders	$90,425	$59,379
Less: Other revenue	(122)	(151)
Plus: Core deposit intangible amortization	6,155	441
Plus: Acquisition-related expense	380	—
Plus: FDIC special assessment	—	956
Plus: FultonFirst implementation and asset disposals	(47)	6,329
Less: Tax impact of adjustments	(1,337)	(1,591)
Operating net income available to common shareholders (numerator)	$95,454	$65,363

Weighted average shares (diluted) (denominator)	184,077	164,520

Operating net income available to common shareholders, per share (diluted)	$0.52	$0.40

Operating return on average assets(1)
Net income	$92,987	$61,941
Less: Other revenue	(122)	(151)
Plus: Core deposit intangible amortization	6,155	441
Plus: Acquisition-related expense	380	—
Plus: FDIC special assessment	—	956
Plus: FultonFirst implementation and asset disposals	(47)	6,329
Less: Tax impact of adjustments	(1,337)	(1,591)
Operating net income (numerator)	$98,016	$67,925

Total average assets	31,971,601	27,427,626
Less: Average net core deposit intangible	(77,039)	(4,666)
Total operating average assets (denominator)	$31,894,562	$27,422,960

Operating return on average assets	1.25%	1.00%

Operating return on average common shareholders' equity (tangible)(1)
Net income available to common shareholders	$90,425	$59,379
Less: Other revenue	(122)	(151)
Plus: Intangible amortization	6,269	573
Plus: Acquisition-related expense	380	—
Plus: FDIC special assessment	—	956
Plus: FultonFirst implementation and asset disposals	(47)	6,329
Less: Tax impact of adjustments	(1,361)	(1,618)
Adjusted net income available to common shareholders (numerator)	$95,544	$65,468

	Three months ended March 31
	2025	2024
	(dollars in thousands, except per share data and share data)
Average shareholders' equity	3,254,125	2,766,945
Less: Average preferred stock	(192,878)	(192,878)
Less: Average goodwill and intangible assets	(632,254)	(560,393)
Average tangible common shareholders' equity (denominator)	$2,428,993	$2,013,674
Operating return on average common shareholders' equity (tangible)	15.95%	13.08%

Efficiency ratio
Non-interest expense	$189,460	$177,600
Less: Acquisition-related expense	(380)	—
Less: Intangible amortization	(6,269)	(573)
Less: FDIC special assessment	—	(956)
Less: FultonFirst implementation and asset disposals	47	(6,329)
Operating non-interest expense (numerator)	$182,858	$169,742

Net interest income	$251,187	$206,937
Tax equivalent adjustment	4,340	4,592
Plus: Total non-interest income	67,232	57,140
Less: Other revenue	(122)	(151)
Plus: Investment securities losses (gains), net	2	—
Total revenue (denominator)	$322,639	$268,518
Efficiency ratio	56.7%	63.2%
(1) Results are annualized.

RESULTS OF OPERATIONS

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Net Interest Income

FTE net interest income was $255.5 million for the three months ended March 31, 2025, an increase of $44.0 million, compared to $211.5 million for the same period in 2024. For the three months ended March 31, 2025, NIM increased to 3.43%, or 11 bps, compared to the same period in 2024. The Corporation manages the risk associated with changes in interest rates through the techniques described within Part 1, "Item 3, Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for the three months ended March 31, 2025 compared to the same period in 2024. Interest income and yields are presented on an FTE basis using a 21% federal tax rate as well as statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Three months ended March 31
	2025			2024
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(2)	$24,006,863	$347,626	5.86%	$21,370,033	$313,882	5.90%
Investment securities(3)	5,199,000	47,242	3.63	3,983,753	27,048	2.71
Other interest-earning assets	793,126	9,164	4.67	249,079	3,328	5.36
Total interest-earning assets	29,998,989	404,032	5.44	25,602,865	344,258	5.40
Noninterest-earning assets:
Cash and due from banks	301,897			282,895
Premises and equipment	191,248			223,375
Other assets	1,864,996			1,614,746
Less: ACL - loans(4)	(385,529)			(296,255)
Total Assets	$31,971,601			$27,427,626
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,753,586	$34,189	1.79%	$5,596,725	$20,500	1.47%
Savings and money market deposits	7,971,728	45,101	2.29	6,669,228	38,797	2.34
Brokered deposits	904,722	10,038	4.50	1,083,382	14,655	5.44
Time deposits	4,127,784	41,564	4.08	2,968,344	29,622	4.01
Total interest-bearing deposits	20,757,820	130,892	2.56	16,317,679	103,574	2.55
Borrowings and other interest-bearing liabilities	1,754,900	17,613	4.07	2,608,376	29,155	4.46
Total interest-bearing liabilities	22,512,720	148,505	2.67	18,926,055	132,729	2.82
Noninterest-bearing liabilities:
Demand deposits	5,412,063			5,061,075
Other liabilities	792,693			673,551
Total Liabilities	28,717,476			24,660,681
Shareholders’ equity	3,254,125			2,766,945
Total Liabilities and Shareholders’ Equity	$31,971,601			$27,427,626
Net interest income/net interest margin (FTE)		255,527	3.43%		211,529	3.32%
Tax equivalent adjustment		(4,340)			(4,592)
Net interest income		$251,187			$206,937
(1) Presented on a FTE basis using a 21% federal tax rate and statutory interest expense disallowances.
(2) Average balance includes non-performing loans.
(3) Average balances include amortized historical cost for AFS investment securities; the related unrealized holding gains (losses) are included in other assets.
(4) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the three months ended March 31, 2025 compared to the same period in 2024:

	2025 versus 2024 Increase (decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE Interest income on:
Net loans(1)	$97,709	$(63,965)	$33,744
Investment securities	9,558	10,636	20,194
Other interest-earning assets	18,675	(12,839)	5,836
Total interest income	$125,942	$(66,168)	$59,774
Interest expense on:
Demand deposits	$8,748	$4,941	$13,689
Savings and money market deposits	30,062	(23,758)	6,304
Brokered deposits	(2,255)	(2,362)	(4,617)
Time deposits	11,431	511	11,942
Borrowings and other interest-bearing liabilities	(9,108)	(2,434)	(11,542)
Total interest expense	$38,878	$(23,102)	$15,776
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the first quarter of 2024, FTE total interest income for the first quarter of 2025 increased $59.8 million, or 17.4%, due to an increase of $125.9 million attributable to changes in volume, partially offset by a decrease of $66.2 million attributable to changes in yield. The increase due to changes in volume was largely due to an increase in average net loans primarily attributable to loans acquired in the Republic First Transaction. The decrease due to changes in yield was primarily due to a decline in interest rates.

The yield on average interest-earning assets increased 4 bps for the three months ended March 31, 2025 compared to the same period in 2024.

In the first quarter of 2025, interest expense increased $15.8 million compared to the first quarter of 2024, primarily driven by an increase of $38.9 million attributable to changes in volume, partially offset by a decrease of $23.1 million attributable to changes in rate. The increase in interest expense attributable to changes in volume was driven by increases in average savings and money market deposits, average time deposits and average demand deposits primarily due to deposits assumed in the Republic First Transaction. The decrease in interest expense attributable to changes in rate was primarily due to a decline in interest rates.

The rate on average interest-bearing liabilities decreased 15 bps for the three months ended March 31, 2025 compared to the same period in 2024.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended March 31
	2025		2024		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$9,655,283	6.23%	$8,166,018	6.34%	$1,489,265	18.2%
Commercial and industrial	4,608,401	6.29	4,517,179	6.67	91,222	2.0
Real estate – residential mortgage	6,367,978	4.47	5,353,905	3.96	1,014,073	18.9
Real estate – home equity	1,160,713	6.84	1,039,321	7.34	121,392	11.7
Real estate – construction	1,296,090	7.10	1,240,640	7.44	55,450	4.5
Consumer	615,741	7.02	721,523	6.45	(105,782)	(14.7)
Leases and other loans(1)	302,657	4.99	331,447	4.69	(28,790)	(8.7)
Total loans	$24,006,863	5.86%	$21,370,033	5.90%	$2,636,830	12.3%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the first quarter of 2025, average net loans increased $2.6 billion, or 12.3%, compared to the same period in 2024. The increase in average net loans was primarily due to increases of $1.5 billion and $1.0 billion in average commercial mortgage loans and average residential mortgage loans, respectively. The increase in average net loans was largely due to loans acquired in the Republic First Transaction.

The yield on total loans decreased 4 bps to 5.86% for the first quarter of 2025 compared to 5.90% for the same period in 2024.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended March 31
	2025		2024		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,412,063	—%	$5,061,075	—%	$350,988	6.9%
Interest-bearing demand	7,753,586	1.79	5,596,725	1.47	2,156,861	38.5
Savings and money market deposits	7,971,728	2.29	6,669,228	2.34	1,302,500	19.5
Total demand deposits and savings and money market deposits	21,137,377	1.52	17,327,028	1.38	3,810,349	22.0
Brokered deposits	904,722	4.50	1,083,382	5.44	(178,660)	(16.5)
Time deposits	4,127,784	4.08	2,968,344	4.01	1,159,440	39.1
Total deposits	$26,169,883	2.03%	$21,378,754	1.95%	$4,791,129	22.4%

The cost of deposits increased 8 bps to 2.03% in the first quarter of 2025 compared to 1.95% for the same period in 2024, primarily due to a change in the mix of deposits.

Average total deposits increased $4.8 billion, or 22.4%, in the first quarter of 2025 compared to the same period in 2024. The increase in average total deposits was primarily due to increases of $2.2 billion, $1.3 billion and $1.2 billion in average interest-bearing demand deposits, average savings and money market deposits and average time deposits, respectively. The increase in average deposits is primarily due to deposits assumed in the Republic First Transaction.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended March 31
	2025		2024		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$—	—%	$173,659	5.44%	$(173,659)	N/M
Federal Home Loan Bank advances	709,367	4.59	902,890	4.80	(193,523)	(21.4)
Senior debt and subordinated debt	367,357	3.90	535,479	3.96	(168,122)	(31.4)
Other borrowings and interest-bearing liabilities(1)	678,176	3.60	996,348	4.10	(318,172)	(31.9)
Total borrowings and other interest-bearing liabilities	$1,754,900	4.07%	$2,608,376	4.46%	$(853,476)	(32.7)%
(1) Includes repurchase agreements, short-term promissory notes, capital leases and collateral liabilities.

Average borrowings and other interest-bearing liabilities decreased $853.5 million, or 32.7%, in the first quarter of 2025 compared to the same period in 2024. The decrease in average borrowings and other interest-bearing liabilities was due to decreases of $318.2 million, $193.5 million, $173.7 million and $168.1 million in average other borrowings and interest-bearing liabilities, average FHLB advances, average Federal funds purchased and average senior debt and subordinated debt, respectively.

In November 2024, the Corporation retired $168.8 million of subordinated notes issued in November 2014 and June 2015 which matured on November 15, 2024.

Provision for Credit Losses

The provision for credit losses was $13.9 million for the three months ended March 31, 2025 resulting in a $379.7 million allowance for credit losses attributable to net loans, or 1.59% of total net loans as of March 31, 2025, compared to a provision for credit losses of $10.9 million for the same period in 2024, resulting in a $297.9 million allowance for credit losses attributable to net loans, or 1.39% of total net loans as of March 31, 2024.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended March 31		Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Wealth management	$21,785	$20,155	$1,630	8.1%
Commercial banking:
Merchant and card	6,591	6,808	(217)	(3.2)
Cash management	7,799	6,305	1,494	23.7
Capital markets	2,411	2,341	70	3.0
Other commercial banking	4,528	3,375	1,153	34.2
Total commercial banking	21,329	18,829	2,500	13.3
Consumer banking:
Card	7,544	6,628	916	13.8
Overdraft	3,295	2,786	509	18.3
Other consumer banking	2,229	2,254	(25)	(1.1)
Total consumer banking	13,068	11,668	1,400	12.0
Mortgage banking	3,138	3,090	48	1.6
Other	7,914	3,398	4,516	N/M
Non-interest income before investment securities gains (losses)	67,234	57,140	10,094	17.7
Investment securities losses, net	(2)	—	(2)	N/M
Total Non-Interest Income	$67,232	$57,140	$10,092	17.7%

Compared to the three months ended March 31, 2024, non-interest income before investment securities losses increased $10.1 million, or 17.7%. The increase in non-interest income was primarily due to a $4.1 million increase in income from equity method investments, reflected in other non-interest income, a $1.6 million increase in wealth management revenues due to an increase in assets under management, a $1.5 million increase in cash management fee income due to an increase in account analysis fees as commercial customers elected to move funds to interest-bearing deposit accounts and a $0.9 million increase in consumer card income largely due to an increase in transaction volume primarily attributable to customer accounts acquired in the Republic First Transaction.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended March 31		Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Salaries and employee benefits	$103,525	$95,240	$8,285	8.7%
Data processing and software	18,599	17,661	938	5.3
Net occupancy	18,207	16,149	2,058	12.7
Other outside services	11,704	10,809	895	8.3
Intangible amortization	6,269	573	5,696	N/M
FDIC insurance	5,597	6,104	(507)	(8.3)
Equipment	4,150	4,040	110	2.7
Marketing	2,521	1,912	609	31.9
Professional fees	(1,208)	2,088	(3,296)	N/M
Debt extinguishment	—	—	—	N/M
Acquisition-related expenses	—	—	—	N/M
Other	19,763	16,695	3,068	18.4
Subtotal	$189,127	$171,271	$17,856	10.4%
FultonFirst implementation and asset disposals	(47)	6,329	(6,376)	N/M
Acquisition-related expenses	380	—	380	N/M
Total non-interest expense	$189,460	$177,600	$11,860	6.7%

Non-interest expense increased $11.9 million, or 6.7%, for the three months ended March 31, 2025 compared to the same period in 2024. The increase in non-interest expense was primarily due to $8.3 million in salaries and employee benefits expense driven by employee incentive compensation and employee base salaries expense, in part due to the Republic First Transaction, $5.7 million in intangible amortization expense attributable to an increase in CDI amortization expense resulting from the Republic First Transaction and $2.1 million in net occupancy expense largely due to an increase in rent expense resulting from the Sale-Leaseback Transaction and leases assumed in the Republic First Transaction, partially offset by a decrease in professional fees of $3.3 million primarily due to a recovery during the first quarter of 2025 of previously incurred fees.

Income Taxes

Income tax expense for the three months ended March 31, 2025 was $22.1 million, an $8.5 million increase compared to the same period in 2024. The Corporation's ETR was 19.2% for the three months ended March 31, 2025 compared to 18.0% for the same period in 2024.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets:

	March 31, 2025	December 31, 2024	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$1,030,456	$1,063,871	$(33,415)	(3.1)%
FRB and FHLB Stock	136,164	139,574	(3,410)	(2.4)
Loans held for sale	15,965	25,618	(9,653)	(37.7)
Investment securities	5,071,323	4,806,468	264,855	5.5
Net loans, less ACL - loans	23,482,897	23,665,763	(182,866)	(0.8)
Net premises and equipment	186,873	195,527	(8,654)	(4.4)
Goodwill and intangibles	629,189	635,458	(6,269)	(1.0)
Other assets	1,579,161	1,539,531	39,630	2.6
Total Assets	$32,132,028	$32,071,810	$60,218	0.2%
Liabilities and Shareholders' Equity
Deposits	$26,328,972	$26,129,433	$199,539	0.8%
Borrowings	1,657,200	1,782,048	(124,848)	(7.0)
Other liabilities	871,535	963,004	(91,469)	(9.5)
Total Liabilities	28,857,707	28,874,485	(16,778)	(0.1)
Total Shareholders' Equity	3,274,321	3,197,325	76,996	2.4
Total Liabilities and Shareholders' Equity	$32,132,028	$32,071,810	$60,218	0.2%

Investment Securities

The following table presents the carrying amount of investment securities:

	March 31, 2025	December 31, 2024	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
State and municipal securities	$791,697	$814,887	$(23,190)	(2.8)
Corporate debt securities	284,733	300,370	(15,637)	(5.2)
Collateralized mortgage obligations	1,006,848	788,885	217,963	27.6
Residential mortgage-backed securities	973,352	989,875	(16,523)	(1.7)
Commercial mortgage-backed securities	518,413	516,882	1,531	0.3
Total available for sale investment securities	3,575,043	3,410,899	164,144	4.8
Held to Maturity
Residential mortgage-backed securities	640,273	537,856	102,417	19.0
Commercial mortgage-backed securities	856,007	857,713	(1,706)	(0.2)
Total held to maturity securities	1,496,280	1,395,569	100,711	7.2

Total Investment Securities	$5,071,323	$4,806,468	$264,855	5.5%

Compared to December 31, 2024, total AFS investment securities at March 31, 2025 increased $164.1 million, or 4.8%. The increase in AFS investment securities at March 31, 2025 compared to December 31, 2024 was primarily due an $218.0 million increase in collateralized mortgage obligations, partially offset by decreases of $23.2 million, $16.5 million and $15.6 million in state and municipal securities, residential mortgage-backed securities and corporate debt securities, respectively.

Compared to December 31, 2024, total HTM investment securities at March 31, 2025 increased $100.7 million, or 7.2%. The increase in HTM investment securities at March 31, 2025 compared to December 31, 2024 was driven by an increase of $102.4 million in residential mortgage-backed securities.

Loans

The following table presents ending net loans outstanding by type:

	March 31, 2025	December 31, 2024	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate - commercial mortgage	$9,676,517	$9,601,858	$74,659	0.8%
Commercial and industrial(1)	4,531,266	4,605,589	(74,323)	(1.6)%
Real estate - residential mortgage	6,409,657	6,349,643	60,014	0.9%
Real estate - home equity	1,170,470	1,160,616	9,854	0.8%
Real estate - construction	1,175,445	1,394,899	(219,454)	(15.7)%
Consumer	597,305	616,856	(19,551)	(3.2)%
Leases and other loans(2)	301,914	315,458	(13,544)	(4.3)%
Net loans	$23,862,574	$24,044,919	$(182,345)	(0.8)%
(1) Includes no unearned income for March 31, 2025 and December 31, 2024.
(2) Includes unearned income of $35.9 million and $35.6 million as of March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025, net loans decreased $182.3 million, or 0.8%, compared to December 31, 2024. The decrease in net loans during the first quarter of 2025 was primarily due to decreases of $219.5 million in construction loans, $74.3 million in commercial and industrial loans and $19.6 million in consumer loans, partially offset by increases of $74.7 million in commercial mortgage loans and $60.0 million in residential mortgage loans. The decrease in net loans is partially due to the repayments of $94.2 million of special mention loans and substandard loans in the first quarter of 2025.

The Corporation does not have a significant concentration of credit risk with any single borrower. As of March 31, 2025, approximately $10.9 billion, or 45.5%, of the loan portfolio was comprised of commercial mortgage loans and construction loans.

The Corporation has established lower total lending limits for certain types of commercial lending commitments and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. The Corporation adheres to loan portfolio management practices, which include requiring an annual review of the majority of loans. Additionally, management monitors the loan portfolio throughout the year taking into account, among other things, the size, complexity and risk of loans and individual borrowers. An independent loan review function assesses the portfolio for internal risk rating accuracy and loan servicing policy requirements. The Corporation consolidates risk migrations to identify emerging risks by industry and real estate property types, taking into consideration economic forecasts and industry trends. The Corporation takes a risk-based approach when reviewing a specific loan portfolio, such as the commercial office loan portfolio or multi-family loan portfolio. The Corporation reviews portfolio concentrations and adjusts the lending limits based on asset quality, economic forecasts and industry outlook.

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	March 31, 2025	December 31, 2024
Real estate(1)	39.7%	39.5%
Health care	6.8	6.3
Retail	6.3	6.6
Manufacturing	6.0	5.1
Other services	5.2	5.3
Agriculture	5.1	5.3
Construction(2)	4.3	4.3
Hospitality and food services	4.0	4.0
Wholesale trade	3.4	3.4
Educational services	2.9	3.0
Professional, scientific and technical services	2.7	2.7
Arts, entertainment and recreation	2.5	2.4
Finance and Insurance	1.5	1.6
Transportation and warehousing	1.3	1.5
Public administration	1.3	1.3
Administrative and Support	1.2	1.2
Other	5.8	6.5
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of renting, leasing or managing real estate for others, selling and/or buying real estate for others and appraising real estate.
(2) Includes commercial loans to borrowers engaged in the construction industry.

The commercial mortgage loan portfolio consists of 45.0% owner occupied commercial mortgage loans and 55.0% of non-owner occupied commercial mortgage loans as of March 31, 2025. The following table summarizes the non-owner occupied commercial mortgage loan portfolio and the percent to total net loans.

	March 31, 2025		December 31, 2024
	$	% of Total Net Loans	$	% of Total Net Loans
	(dollars in thousands)
Multi-family	$1,587,927	6.7%	$1,543,943	6.4%
Retail trade	1,119,657	4.7	1,097,712	4.6
Industrial	841,491	3.5	829,354	3.4
Office	762,954	3.2	761,929	3.2
Hospitality and food services	452,693	1.9	470,907	2.0
Other	562,042	2.3	527,661	2.2
Total non-owner occupied commercial mortgage loans	$5,326,764	22.3%	$5,231,506	21.8%

The following table summarizes the commercial mortgage office non-owner occupied loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	March 31, 2025			December 31, 2024
	Outstanding Balance	Total Commitment	Weighted Average LTV (1)	Outstanding Balance	Total Commitment	Weighted Average LTV (1)
	(dollars in thousands)
Philadelphia(2)	$334,308	$364,756	61%	$339,164	$369,758	62%
New York(3)	77,392	80,453	61	96,129	100,893	59
Washington, D.C.(4)	104,675	104,675	43	87,688	87,688	55
Baltimore (5)	85,011	88,040	62	75,318	76,453	58
Other	161,568	170,748	57	163,630	171,442	61
Total office non-owner occupied commercial real estate	$762,954	$808,672	58%	$761,929	$806,234	60%
(1) Weighted average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) New York-Newark-Jersey City, NY-NJ-PA.
(4) Washington-Arlington-Alexandria, DC-VA-MD-WV.
(5) Baltimore-Columbia-Towson, MD.

The non-owner occupied commercial mortgage office loan portfolio table above excludes commercial construction loans secured by office property collateral with a total outstanding balance of $1.7 million and outstanding loan commitment of $2.8 million as of March 31, 2025.

The following table summarizes the non-owner occupied commercial mortgage multi-family loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	March 31, 2025			December 31, 2024
	Outstanding Balance	Total Commitment	Weighted Average LTV (1)	Outstanding Balance	Total Commitment	Weighted Average LTV (1)
	(dollars in thousands)
Philadelphia(2)	$711,865	$740,084	61%	$707,826	$738,256	62%
New York(3)	119,792	125,424	65	124,321	130,238	64
Baltimore(4)	94,353	94,457	56	108,384	108,680	59
Washington, D.C.(5)	52,847	56,171	54	28,145	31,121	48
Lancaster, PA	135,637	136,378	62	135,891	146,593	69
Other	473,433	531,717	57	439,376	479,884	59
Total multi-family non-owner occupied commercial real estate	$1,587,927	$1,684,231	60%	$1,543,943	$1,634,772	62%
(1) Weighted average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) New York-Newark-Jersey City, NY-NJ-PA.
(4) Baltimore-Columbia-Towson, MD.
(5) Washington-Arlington-Alexandria, DC-VA-MD-WV.

The non-owner occupied commercial mortgage multi-family loan table above excludes commercial construction loans secured by multi-family property collateral with a total outstanding loan balance of $347.4 million and outstanding loan commitments of $605.8 million as of March 31, 2025.

The following table presents the changes in non-accrual loans for the three months ended March 31, 2025:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Leases and other loans	Total
	(dollars in thousands)

Balance at December 31, 2024	$42,217	$99,497	$1,746	$25,400	$8,599	$11,834	$189,293
Additions	10,255	47,380	4,694	3,278	2,661	1,528	69,796
Payments	(14,038)	(45,570)	(2,534)	(686)	(720)	(9,529)	(73,077)
Charge-offs	(3,865)	(12,106)	—	(343)	(2,193)	(1,527)	(20,034)
Transfers to accrual status	—	(2,673)	—	—	(216)	—	(2,889)
Transfers to OREO	—	—	(240)	(423)	—	—	(663)
Balance at March 31, 2025	$34,569	$86,528	$3,666	$27,226	$8,131	$2,306	$162,426

During the three months ended March 31, 2025, non-accrual loans decreased by approximately $26.9 million, or 14.2%, largely due to $73.1 million in payments and $20.0 million in charge-offs, partially offset by $69.8 million in additions. During the three months ended March 31, 2025, non-accrual loans as a percentage of total net loans decreased to 0.68% compared to 0.79% as of December 31, 2024.

The following table presents non-performing assets for the periods shown below:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Non-accrual loans	$162,426	$189,293
Loans 90 days or more past due and still accruing	34,367	30,781
Total non-performing loans	196,793	220,074
OREO(1)	2,193	2,621
Total non-performing assets	$198,986	$222,695
Non-accrual loans to total loans	0.68%	0.79%
Non-performing loans to total loans	0.82%	0.92%
Non-performing assets to total assets	0.62%	0.69%
ACL - loans to non-performing loans	193%	172%

(1) Excludes $16.5 million and $17.5 million of residential mortgage properties for which formal foreclosure proceedings were in process as of March 31, 2025 and December 31, 2024, respectively.

Non-performing loans as of March 31, 2025 decreased $23.3 million, or 10.6%, compared to $220.1 million as of December 31, 2024. The decrease in non-performing loans during the first three months of 2025 was primarily due to payments and charge-offs, partially offset by additions. Non-performing loans as a percentage of total net loans was 0.82% and 0.92% as of March 31, 2025 and December 31, 2024, respectively.

The Corporation's ability to identify potential problem loans in a timely manner is important to maintaining an adequate ACL. For commercial and industrial loans, commercial mortgage loans and commercial construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and leases and other loans is based on payment history through the monitoring of delinquency levels and trends.

Total internally risk-rated loans were $15.2 billion and $15.4 billion as of March 31, 2025 and December 31, 2024, respectively, of which $1.8 billion were criticized and classified in both periods.

The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgage loans, commercial and industrial loans and construction loans to commercial borrowers, by class segment:

	Special Mention(1)		Increase (Decrease)		Substandard or Lower(2)		Increase (Decrease)		Total Criticized and Classified Loans
	March 31, 2025	December 31, 2024	$	%	March 31, 2025	December 31, 2024	$	%	March 31, 2025	December 31, 2024
	(dollars in thousands)
Real estate - commercial mortgage	$532,804	$531,423	$1,381	0.3%	$519,808	$522,377	$(2,569)	(0.5)%	$1,052,612	$1,053,800
Commercial and industrial	214,920	238,809	(23,889)	(10.0)	352,966	335,246	17,720	5.3	567,886	574,055
Real estate -construction(3)	95,770	161,310	(65,540)	(40.6)	54,868	47,183	7,685	16.3	150,638	208,493
Total	$843,494	$931,542	$(88,048)	(9.5)%	$927,642	$904,806	$22,836	2.5%	$1,771,136	$1,836,348

% of total risk rated loans	5.6%	6.1%			6.1%	5.9%			11.7%	11.9%
(1) Considered "criticized" loans by banking regulators.
(2) Considered "classified" loans by banking regulators.
(3) Excludes residential real estate - construction.

Compared to December 31, 2024, total criticized and classified loans decreased $65.2 million driven by a decrease of $88.0 million in special mention loans, partially offset by an increase of $22.8 million in substandard or lower loans. The decrease in total criticized and classified loans was in part due to $94.2 million in repayments during the quarter.

The Corporation accounts for the credit risk associated with lending activities through the ACL and the provision for credit losses.

The following table presents the activity in the ACL:

	Three months ended March 31
	2025	2024
	(dollars in thousands)
Average balance of net loans	$24,006,863	$21,370,033

Balance of ACL at beginning of period	$379,156	$293,404

Loans charged off:
Real estate - commercial mortgage	(12,106)	(26)
Commercial and industrial	(3,865)	(7,632)
Real estate - residential mortgage	(343)	(251)
Consumer and real estate - home equity	(2,193)	(2,238)
Real estate - construction	—	—
Leases and other loans	(1,527)	(805)
Total loans charged off	(20,034)	(10,952)
Recoveries of loans previously charged off:
Real estate - commercial mortgage	374	152
Commercial and industrial	5,952	1,248
Real estate - residential mortgage	174	116
Consumer and real estate - home equity	660	676
Real estate - construction	82	—
Leases and other loans	201	162
Total recoveries	7,443	2,354
Net loans charged off (recoveries)	(12,591)	(8,598)
Provision for credit losses(1)(2)	13,112	13,082
Balance of ACL at end of period	$379,677	$297,888
Provision for OBS credit exposures(1)	$786	$(2,157)
Reserve for OBS credit exposures(3)	$14,947	$15,097
Net charge-offs to average loans (annualized)	0.21%	0.16%
(1) These amounts are reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision for credit losses includes only the portion related to net loans.
(3) Reserve for OBS credit exposures is recorded within other liabilities on the Consolidated Balance Sheets.

The provision for credit losses, specific to net loans, for the three months ended March 31, 2025 and March 31, 2024 was $13.1 million.

The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See "Note 5 - Loans and Allowance for Credit Losses" of the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements" for additional details.

The following table summarizes the allocation of the ACL - loans:

	March 31, 2025			December 31, 2024
	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)
	(dollars in thousands)
Real estate - commercial mortgage	$162,146	42.7%	40.6%	$158,181	41.7%	39.9%
Commercial and industrial	96,851	25.5	19.0	92,212	24.3	19.2
Real estate - residential mortgage	82,416	21.7	26.9	81,331	21.5	26.4
Consumer, home equity and leases and other loans	22,364	5.9	8.7	22,292	5.9	8.7
Real estate - construction	15,900	4.2	4.8	25,140	6.6	5.8
Total ACL - loans	$379,677	100.0%	100.0%	$379,156	100.0%	100.0%
(1) Ending ACL - loan portfolio segment balance as a percentage of total ACL - loans.
(2) Ending loan portfolio segment balances as a percentage of total net loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits by type:

	March 31, 2025	December 31, 2024	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,435,934	$5,499,760	$(63,826)	(1.2)%
Interest-bearing demand	7,804,388	7,843,604	(39,216)	(0.5)
Savings and money market deposits	8,208,526	7,792,114	416,412	5.3
Total demand and savings	21,448,848	21,135,478	313,370	1.5
Brokered deposits	738,458	843,857	(105,399)	(12.5)
Time deposits	4,141,666	4,150,098	(8,432)	(0.2)
Total deposits	$26,328,972	$26,129,433	$199,539	0.8%

During the three months ended March 31, 2025, total deposits increased by $199.5 million, or 0.8%, compared to December 31, 2024. The increase in total deposits was primarily due to an increase of $416.4 million in savings and money market deposits, partially offset by decreases of $105.4 million, $63.8 million and $39.2 million in brokered deposits, noninterest-bearing demand deposits and interest-bearing demand deposits, respectively.

Total uninsured deposits (excluding intra-Company deposits) as of March 31, 2025 and December 31, 2024 were estimated to be $9.4 billion.

Time deposits of $250 thousand or more were $1.1 billion and $1.0 billion as of March 31, 2025 and December 31, 2024, respectively.

The following table presents ending borrowings by type:

	March 31, 2025	December 31, 2024	Increase (Decrease)
			$	%
	(dollars in thousands)
Federal Home Loan Bank advances	$750,000	$850,000	$(100,000)	(11.8)
Senior debt and subordinated debt	367,396	367,316	80	—
Other borrowings(1)	539,804	564,732	(24,928)	(4.4)
Total borrowings	$1,657,200	$1,782,048	$(124,848)	(7.0)%

(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During the three months ended March 31, 2025, total borrowings decreased $124.8 million, or 7.0%, compared to December 31, 2024. The decrease in total borrowings was primarily due to decreases in FHLB advances and other borrowings of $100.0 million and $24.9 million, respectively.

Shareholders' Equity

On December 17, 2024, the Corporation announced that its Board of Directors approved the 2025 Repurchase Program. The 2025 Repurchase Program will expire on December 31, 2025. Under the 2025 Repurchase Program, the Corporation is authorized to repurchase up to $125.0 million of shares of its common stock. Under the 2025 Repurchase Program up to $25.0 million may be used to repurchase shares of the Corporation's preferred stock.

On April 15, 2025, the Corporation announced that its Board of Directors approved a supplemental authorization under the 2025 Repurchase Program to repurchase up to $25 million of the Subordinated Notes due 2030; provided that the purchase price of the Corporation's preferred stock and the Subordinated Notes due 2030 may not exceed, in the aggregate, $25 million.

The 2025 Repurchase Program may be discontinued at any time.

During the three months ended March 31, 2025, 31,467 shares of common stock were repurchased under the 2025 Repurchase Program at a total cost of $0.6 million or $17.64 per share.

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

As of March 31, 2025, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of March 31, 2025, Fulton Bank met the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the Capital Rules. There were no other conditions or events since March 31, 2025 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	March 31, 2025	December 31, 2024	Regulatory Minimum for Capital Adequacy	With Capital Conservation Buffer
Total Risk-Based Capital (to Risk-Weighted Assets)	14.5%	14.3%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	11.9%	11.5%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	11.1%	10.8%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.2%	9.0%	4.0%	4.0%

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

Simulation of net interest income is performed for the next 12-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation's short-term earnings exposure to rate movements. During the first quarter of 2025, the Corporation revised its policy to measure its interest rate risk profile using parallel instantaneous shocks rather than non-parallel instantaneous shocks. The Corporation has not changed its established interest rate risk policy limits.

The Corporation's policy limits the potential exposure of net interest income, in a parallel instantaneous shock, to 10% of the base case net interest income for a 100 bps shock in interest rates, 15% for a 200 bps shock, 20% for a 300 bps shock and 25% for a 400 bps shock. A "shock" is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet, nor does it take into account the potential effects of competition on the pricing of deposits and loans over the forward 12-month period. As of March 31, 2025, the Corporation was within the policy limits for exposure of net interest income for every 100 bps parallel instantaneous shock.

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

The following table summarizes the expected impact of interest rate changes in rate-ramp scenarios over a 12-month period, that is, a gradual parallel shift and a gradual non-parallel shift, on net interest income as of March 31, 2025:

	Parallel Shift		Non-Parallel Shift
Rate Ramp(1)	Annual change in net interest income	% change in net interest income	Annual change in net interest income	% change in net interest income
+400 bp	+ $38.0 million	+3.4%	+ $29.3 million	+2.6%
+300 bp	+ $30.7 million	+2.8%	+ $24.1 million	+2.2%
+200 bp	+ $23.2 million	+2.1%	+ $18.6 million	+1.7%
+100 bp	+ $13.8 million	+1.2%	+ $11.5 million	+1.0%
–100 bp	- $9.5 million	-0.8%	- $7.4 million	-0.7%
–200 bp	- $18.7 million	-1.7%	- $13.1 million	-1.2%
–300 bp	- $28.6 million	-2.6%	- $19.3 million	-1.7%
–400 bp	- $39.7 million	-3.6%	- $26.7 million	-2.4%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

The following table summarizes the expected impact of abrupt interest rate changes, that is, a parallel instantaneous shock and a non-parallel instantaneous shock, on net interest income as of March 31, 2025:

	Parallel Instantaneous Shock		Non-Parallel Instantaneous Shock
Rate Shock(1)	Annual change in net interest income	% change in net interest income	Annual change in net interest income	% change in net interest income
+400 bp	+ $71.3 million	+6.4%	+ $42.3 million	+3.8%
+300 bp	+ $59.4 million	+5.3%	+ $37.3 million	+3.3%
+200 bp	+ $47.0 million	+4.2%	+ $32.1 million	+2.9%
+100 bp	+ $32.9 million	+2.9%	+ $25.1 million	+2.2%
–100 bp	- $25.2 million	-2.3%	- $16.6 million	-1.5%
–200 bp	- $47.9 million	-4.3%	- $27.7 million	-2.5%
–300 bp	- $79.0 million	-7.1%	- $44.0 million	-3.9%
–400 bp	- $109.8 million	-9.8%	- $58.4 million	-5.2%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation's balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 bps shock in interest rates, 20% for a 200 bps shock, 30% for a 300 bps shock and 40% for a 400 bps shock. As of March 31, 2025, the Corporation was within economic value of equity policy limits for every 100 bps parallel instantaneous shock.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income or interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income or interest expense as interest payments are received or made on the Corporation's loans and borrowings.

In October 2024, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $250.0 million. As the hedged transaction continues to be probable, the unrealized losses will continue to be included in AOCI and will be recognized as an increase to interest expense when the previously forecasted hedged items affect earnings in future periods. During the three months ended March 31, 2025, $0.2 million of these unrealized losses have been reclassified as an increase to interest expense on borrowings in the Consolidated Statements of Income.

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI will be recognized as a reduction to interest income, when the previously forecasted hedged item affects earnings in future periods. During the three months ended March 31, 2025, $3.3 million of these unrealized losses have been reclassified as a reduction of interest income on loans, in the Consolidated Statements of Income.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of March 31, 2025, the Bank had total borrowing capacity of approximately $11.4 billion with $5.0 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $6.4 billion under these facilities. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of March 31, 2025, the Corporation had aggregate federal funds lines borrowing capacity of $2.6 billion with no amounts outstanding against that amount. As of March 31, 2025, the Corporation had $4.0 billion of collateralized borrowing capacity at the FRB discount window with no amounts outstanding and had no borrowings drawn against the Bank Term Funding Program facility, which expired March 11, 2024.

A combination of commercial real estate loans, commercial loans, consumer loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. Securities carried at $0.4 billion at March 31, 2025 and $0.3 billion at December 31, 2024 were pledged as collateral to secure public and trust deposits.

Liquidity must also be managed at the Parent Company. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. Management continues to monitor the liquidity and capital needs of the Parent Company including monitoring the granularity of the deposit portfolio and level of uninsured deposits. Management will implement appropriate strategies, as necessary, to remain adequately capitalized and to meet its cash needs.

The Consolidated Statements of Cash Flows in Part I. "Item 1. Financial Statements" provide additional information. The Corporation's operating activities during the three months ended March 31, 2025 generated $0.7 million of cash. Cash used by investing activities was $74.3 million and was primarily due to a net increase in investment securities. Cash provided by financing activities was $40.2 million primarily due to a net increase in deposits, partially offset by the repayment of borrowings.

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

State and Municipal Securities

As of March 31, 2025, the Corporation owned securities issued by various states and municipalities with a total fair value of $0.8 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of March 31, 2025, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 74% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15, promulgated under the Exchange Act. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in the "Legal Proceedings" section of Note 14 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements" in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	—	$—	—	$125,000,000
February 1, 2025 to February 28, 2025	—	—	—	125,000,000
March 1, 2025 to March 31, 2025	31,467	17.64	31,467	124,444,911
(1) Includes 1% excise tax

On December 17, 2024, the Corporation announced that its Board of Directors approved the 2025 Repurchase Program. The 2025 Repurchase Program will expire on December 31, 2025. Under the 2025 Repurchase Program, the Corporation is authorized to repurchase up to $125.0 million of shares of its common stock. Under the 2025 Repurchase Program up to $25.0 million may be used to repurchase shares of the Corporation's preferred stock.

On April 15, 2025, the Corporation announced that its Board of Directors approved a supplemental authorization under the 2025 Repurchase Program to repurchase up to $25 million of the Subordinated Notes due 2030; provided that the purchase price of the Corporation's preferred stock and the Subordinated Notes due 2030 may not exceed, in the aggregate, $25 million.

As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time under the 2025 Repurchase Program in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The 2025 Repurchase Program may be discontinued at any time.

During the three months ended March 31, 2025, 31,467 shares of common stock were repurchased under the 2025 Repurchase Program at a total cost of $0.6 million or $17.64 per share.

Item 5. Other Information

(c) None of the Corporation's directors or "officers" (as defined in Rule 16a-1(f) (17 C.F.R. § 240.16a-1(f))) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. § 229.408)) during the fiscal quarter ended March 31, 2025.

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

4.2	Form of depositary receipt representing the Depositary Shares (Included in Exhibit 4.2).
4.3	Stock Certificate (Incorporated by reference as Exhibit 4.1 of Fulton Financial Corporation Registration Statement on Form S-4 filed on April 21, 2022).
10.1	Form of Time-Vested Restricted Stock Unit Award Agreement – filed herewith.*
10.2	Form of Performance Restricted Stock Unit Award Agreement Total Shareholder Return ("TRS") Component – filed herewith.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)
*	Certain attachments to Exhibit 10.1 and Exhibit 10.2 have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted attachments will be furnished to the SEC upon request.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	May 9, 2025	/s/ Curtis J. Myers
Curtis J. Myers
Chairman and Chief Executive Officer

Date:	May 9, 2025	/s/ Richard S. Kraemer
Richard S. Kraemer
Senior Executive Vice President and Chief Financial Officer