Form 10-Q
period 2025-06-30
FULTON FINANCIAL CORP
filed 2025-08-08
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value – 182,104,347 shares outstanding as of July 31, 2025.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

Note: Some numbers contained in the document may not sum due to rounding

GLOSSARY OF DEFINED ACRONYMS AND TERMS

2025 Repurchase Program	The authorization, commencing on January 1, 2025 and expiring on December 31, 2025, to repurchase up to $125 million of the Corporation's common stock; under this authorization, up to $25 million of the $125 million authorization may be used to repurchase the Corporation's preferred stock and outstanding Subordinated Notes due 2030
ACL	Allowance for credit losses
Acquisition Date	April 26, 2024, the date of the Republic First Transaction
AFS	Available for sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act of 1956, as amended
bp or bps	Basis point(s)
Capital Rules	Regulatory capital requirements applicable to the Corporation and Fulton Bank
CDI	Core deposit intangible
CECL Day 1 Provision	Initial provision for credit losses required on non-PCD Loans acquired in the Republic First Transaction
Corporation, Company, we, our or us	Fulton Financial Corporation
Directors' Plan	Amended and Restated 2023 Director Equity Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Employee Equity Plan	2022 Amended and Restated Equity and Cash Incentive Compensation Plan
ESPP	Employee Stock Purchase Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. generally accepted accounting principles
H.R. 1	The reconciliation bill titled "An Act to provide for reconciliation pursuant to Title II of H. Con. Res. 14," formerly titled the "One Big Beautiful Bill Act"
HTM	Held to maturity
LTV	Loan-to-value
Management's Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	The acquisition by the Corporation of Prudential Bancorp effective as of July 1, 2022
MSRs	Mortgage servicing rights
Net loans	Loan and lease receivables (net of unearned income)
NIM	Net interest margin
N/M	Not meaningful
OBS	Off-balance-sheet
OCI	Other comprehensive income (loss)
OREO	Other real estate owned

Parent Company	Fulton Financial Corporation individually
PCD	Purchased with more-than-insignificant credit deterioration
PCD Loans	Loans purchased with more-than-insignificant credit deterioration
PD	Probability of default
Pension Plan	Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
PSU	Performance-based restricted stock unit
Prudential Bancorp	Prudential Bancorp, Inc.
Republic First Bank	Republic First Bank, doing business as Republic Bank
Republic First Transaction	The acquisition of substantially all of the assets and assumption of substantially all of the deposits and certain liabilities of Republic First Bank by Fulton Bank from the FDIC, as receiver for Republic First Bank
RSU	Restricted stock unit
SAB	Staff Accounting Bulletin
Sale-Leaseback Transaction	Sale of 40 financial center office locations to certain affiliates of Blue Owl Capital Inc. with concurrent agreements to lease each of the locations
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
Subordinated Notes due 2030	The Corporation's 3.250% Fixed-to-Floating Rate Subordinated Notes due 2030
TruPS	Trust Preferred Securities

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

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and due from banks	$362,280	$279,041
Interest-bearing deposits with other banks	442,384	784,830
Cash and Cash Equivalents	804,664	1,063,871
FRB and FHLB stock	141,515	139,574
Loans held for sale	23,281	25,618
Investment securities:
AFS, at estimated fair value	3,619,869	3,410,899
HTM, at amortized cost	1,473,158	1,395,569
Net loans	24,012,539	24,044,919
Less: ACL - loans	(377,337)	(379,156)
Loans, Net	23,635,202	23,665,763
Net premises and equipment	184,290	195,527
Accrued interest receivable	117,130	117,029
Goodwill and net intangible assets	623,729	635,458
Other assets	1,417,610	1,422,502
Total Assets	$32,040,448	$32,071,810
LIABILITIES
Deposits:
Noninterest-bearing	$5,337,771	$5,499,760
Interest-bearing	20,800,296	20,629,673
Total Deposits	26,138,067	26,129,433
Borrowings:
FHLB advances	800,000	850,000
Senior debt and subordinated debt	367,476	367,316
Other borrowings	606,424	564,732
Total Borrowings	1,773,900	1,782,048
Accrued interest payable	27,570	31,620
Other liabilities	771,665	931,384
Total Liabilities	28,711,202	28,874,485
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; Series A, 200,000 shares issued as of June 30, 2025 and December 31, 2024, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600,000,000 shares authorized, 247,000,536 shares issued as of June 30, 2025 and 245,946,392 shares issued as of December 31, 2024	617,501	614,866
Additional paid-in capital	1,793,909	1,789,214
Retained earnings	1,897,052	1,775,620
Accumulated other comprehensive loss	(271,669)	(287,819)
Treasury stock, at cost, 64,621,809 shares as of June 30, 2025 and 63,857,567 shares as of December 31, 2024	(900,425)	(887,434)
Total Shareholders' Equity	3,329,246	3,197,325
Total Liabilities and Shareholders' Equity	$32,040,448	$32,071,810

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per-share data)	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Interest Income
Loans, including fees	$346,603	$352,697	$691,391	$663,913
Investment securities	47,961	32,079	93,700	57,201
Other interest income	8,197	15,730	17,361	19,058
Total Interest Income	402,761	400,506	802,452	740,172
Interest Expense
Deposits	129,194	131,087	260,085	234,661
Federal funds purchased	12	492	12	2,881
FHLB advances	7,929	9,799	15,950	20,748
Senior debt and subordinated debt	5,047	5,299	8,624	10,604
Other borrowings and interest-bearing liabilities	5,658	12,109	11,674	22,621
Total Interest Expense	147,840	158,786	296,345	291,515
Net Interest Income	254,921	241,720	506,107	448,657
Provision for credit losses	8,607	32,056	22,505	42,981
Net Interest Income After Provision for Credit Losses	246,314	209,664	483,602	405,676
Non-Interest Income
Wealth management	22,281	20,990	44,066	41,144
Commercial banking	23,431	21,410	44,760	40,238
Consumer banking	14,528	14,600	27,596	26,268
Mortgage banking	3,991	3,951	7,130	7,041
Gain on acquisition, net of tax	—	47,392	—	47,392
Other	4,917	4,933	12,830	8,332
Non-Interest Income Before Investment Securities (Losses), Net	69,148	113,276	136,382	170,415
Investment securities (losses) gains, net	—	(20,282)	(2)	(20,282)
Total Non-Interest Income	69,148	92,994	136,380	150,133
Non-Interest Expense
Salaries and employee benefits	107,123	110,630	210,649	206,111
Data processing and software	18,262	20,357	36,861	38,018
Net occupancy	16,410	17,793	34,617	33,943
Other outside services	12,009	16,933	23,846	30,216
Intangible amortization	5,460	4,688	11,729	5,261
FDIC insurance	4,951	6,696	10,549	12,800
Equipment	4,100	4,561	8,249	8,602
Marketing	2,604	2,101	5,124	4,012
Professional fees	2,163	2,571	1,085	4,659
Acquisition-related expenses	—	13,803	380	13,803
Other	19,729	(645)	39,181	19,662
Total Non-Interest Expense	192,811	199,488	382,270	377,087
Income Before Income Taxes	122,651	103,170	237,712	178,722
Income taxes	23,453	8,195	45,527	21,806
Net Income	99,198	94,975	192,185	156,916
Preferred stock dividends	(2,562)	(2,562)	(5,124)	(5,124)
Net Income Available to Common Shareholders	$96,636	$92,413	$187,061	$151,792

PER SHARE:
Net income available to common shareholders (basic)	$0.53	$0.53	$1.03	$0.90
Net income available to common shareholders (diluted)	0.53	0.52	1.02	0.89
Cash dividends	0.18	0.17	0.36	0.34
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024

Net Income	$99,198	$94,975	$192,185	$156,916
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on AFS investment securities:
Net unrealized holding (losses) gains	(5,357)	(14,199)	4,412	(30,864)
Reclassification adjustment for securities net change realized in net income	—	15,688	2	15,688
Amortization of net unrealized gains on AFS investment securities transferred to HTM	1,342	1,403	2,670	2,790
Net Unrealized (Losses) Gains on AFS Investment Securities	(4,015)	2,892	7,084	(12,386)
Unrealized gains (losses) on interest rate derivatives used in cash flow hedges:
Net unrealized holding gains	44	2,256	1,808	6,553
Reclassification adjustment for net change realized in net income	3,955	3,891	7,470	7,790
Net Unrealized Gains on Interest Rate Derivatives Used in Cash Flow Hedges	3,999	6,147	9,278	14,343
Defined benefit pension plan and postretirement benefits:
Amortization of net unrecognized pension and postretirement items	(106)	(105)	(212)	(211)
Other Comprehensive (Loss) Income, Net of Tax	(122)	8,934	16,150	1,746
Total Comprehensive Income	$99,076	$103,909	$208,335	$158,662

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital
Three months ended June 30, 2025
Balance at March 31, 2025	200	$192,878	182,204	$615,121	$1,792,104	$1,833,247	$(271,547)	$(887,482)	$3,274,321
Net income						99,198			99,198
Other comprehensive income (loss)							(122)		(122)
Common stock issued(1)			34	85	495				580
Dividend reinvestment activity			85		188			1,180	1,368
Stock-based compensation awards (repurchases)			578	2,295	1,122			(5,748)	(2,331)
Acquisition of treasury stock			(522)					(8,375)	(8,375)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.18 per share						(32,831)			(32,831)
Balance at June 30, 2025	200	$192,878	182,379	$617,501	$1,793,909	$1,897,052	$(271,669)	$(900,425)	$3,329,246

Three months ended June 30, 2024
Balance at March 31, 2024	200	$192,878	162,087	$564,751	$1,554,624	$1,651,133	$(319,468)	$(886,239)	$2,757,679
Net income						94,975			94,975
Other comprehensive income							8,934		8,934
Common stock issued(2)			19,200	48,000	225,205				273,205
Dividend reinvestment activity			91		90			1,255	1,345
Stock-based compensation awards (repurchases)			453	1,772	1,171			(4,010)	(1,067)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.17 per share						(30,900)			(30,900)
Balance at June 30, 2024	200	$192,878	181,831	$614,523	$1,781,090	$1,712,646	$(310,534)	$(888,994)	$3,101,609

Six months ended June 30, 2025
Balance at December 31, 2024	200	$192,878	182,089	$614,866	$1,789,214	$1,775,620	$(287,819)	$(887,434)	$3,197,325
Net income						192,185			192,185
Other comprehensive income							16,150		16,150
Common stock issued(1)			69	173	1,031				1,204
Dividend reinvestment activity			150		612			2,084	2,696
Stock-based compensation awards (repurchases)			624	2,462	3,052			(6,150)	(636)
Acquisition of treasury stock			(553)					(8,925)	(8,925)
Preferred stock dividend						(5,124)			(5,124)
Common stock dividends - $0.36 per share						(65,629)			(65,629)
Balance at June 30, 2025	200	$192,878	182,379	$617,501	$1,793,909	$1,897,052	$(271,669)	$(900,425)	$3,329,246

Six months ended June 30, 2024
Balance at December 31, 2023	200	$192,878	163,801	$564,402	$1,552,860	$1,619,300	$(312,280)	$(857,021)	$2,760,139
Net income						156,916			156,916
Other comprehensive income							1,746		1,746
Common stock issued(3)			19,279	48,198	226,100			12	274,310
Dividend reinvestment activity			178		274			2,476	2,750
Stock-based compensation awards (repurchases)			507	1,923	1,856			(4,113)	(334)
Acquisition of treasury stock			(1,934)					(30,348)	(30,348)
Preferred stock dividend						(5,124)			(5,124)
Common stock dividends - $0.34 per share						(58,446)			(58,446)
Balance at June 30, 2024	200	$192,878	181,831	$614,523	$1,781,090	$1,712,646	$(310,534)	$(888,994)	$3,101,609

See Notes to Consolidated Financial Statements
(1) Issuance of common stock includes issuance in connection with the Corporation's ESPP.
(2) Issuance of common stock includes issuance in connection with the Corporation's ESPP and 19,166,667 shares of common stock in an underwritten public offering that closed on May 1,
2024.
(3) Issuance of common stock includes issuance in connection with the Corporation's ESPP, exercised stock options and 19,166,667 shares of common stock in an underwritten public offering that closed on May 1, 2024.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Six months ended June 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192,185	$156,916
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	22,505	42,981
Depreciation and amortization of premises and equipment	14,286	15,673
Net amortization of investment securities premiums	974	822
Net accretion of loan discounts	(24,574)	(10,366)
Investment securities losses (gains), net	2	20,282
Gain on sales of mortgage loans held for sale	(4,287)	(4,233)
Proceeds from sales of mortgage loans held for sale	243,373	243,130
Originations of mortgage loans held for sale	(236,749)	(250,561)
Intangible amortization	11,729	5,261
Amortization of issuance costs and discounts on long-term borrowings	160	357
Gain on acquisition, net of tax	—	(47,392)
Gain (loss) on disposal of premises and equipment	(284)	222
Gain on sale-leaseback transaction	(606)	(20,266)
Stock-based compensation	5,514	3,779
Net change in deferred income tax	(1,766)	14,491
Net change in accrued salaries and benefits	(14,833)	(134)
Net change in life insurance cash surrender value	(5,502)	(7,051)
Other changes, net	(109,675)	146,747
Total adjustments	(99,733)	153,742
Net Cash Provided by Operating Activities	92,452	310,658
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	14,966	2,261,028
Proceeds from principal repayments and maturities of AFS investment securities	270,296	120,714
Proceeds from principal repayments and maturities of HTM investment securities	44,319	26,542
Purchase of AFS investment securities	(492,443)	(1,050,738)
Purchase of HTM investment securities	(118,967)	—
Net change in FRB and FHLB stock	(1,941)	(892)
Net change in loans	32,648	(203,791)
Net purchases of premises and equipment	(13,481)	(3,542)
Settlement of bank owned life insurance	1,385	963
Proceeds from sale-leaseback transaction	11,323	51,123
Net cash received (paid) for acquisitions	—	1,018,371
Net change in tax credit investments	(18,106)	(24,292)
Net Cash (Used in) Provided by Investing Activities	(270,001)	2,195,486
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings deposits	67,301	(11,999)
Net change in time deposits and brokered deposits	(58,667)	(78,295)
Net change in borrowings	(8,308)	(1,745,262)
Net proceeds from common stock	3,900	270,197
Dividends paid	(70,809)	(63,865)
Acquisition of treasury stock	(15,075)	(30,348)
Net Cash Used in Financing Activities	(81,658)	(1,659,572)
Net (decrease) increase in Cash and Cash Equivalents	(259,207)	846,572
Cash and Cash Equivalents at Beginning of Period	1,063,871	549,710
Cash and Cash Equivalents at End of Period	$804,664	$1,396,282

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$300,395	$277,841
Income taxes	52,629	19,308

Business Combination
Fair value of tangible assets acquired	$—	$4,718,909
Intangible assets	—	92,600
Liabilities assumed	—	5,560,160
PCD Loans credit discount	—	55,906
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Corporation evaluates subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC for potential recognition or disclosure in the Consolidated Financial Statements.

Significant Accounting Policies

The significant accounting policies used in the preparation of the Consolidated Financial Statements are disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024. Those significant accounting policies are unchanged at June 30, 2025.

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

In November 2024, FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense ("ASU 2024-03"). This update requires disaggregation of certain expenses in a note to the consolidated financial statements. The Corporation will adopt ASU 2024-03 on January 1, 2027. The Corporation does not expect the adoption of ASU 2024-03 to have a material impact on its Consolidated Financial Statements.

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

In May 2025, FASB issued ASU 2025-03 - Business Combination (Topic 805) and Consolidation (Topic 810) - Determining the Accounting Acquirer in an Acquisition of a Variable Interest Entity ("ASU 2025-03"). This update addresses the determination of the accounting acquirer in an acquisition of a variable interest entity. The Corporation will adopt ASU 2025-03 on January 1, 2027. The Corporation does not expect the adoption of ASU 2025-03 to have a material impact on its Consolidated Financial Statements.

In May 2025, FASB issued ASU 2025-04 - Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) - Clarifications to Share-Based Consideration Payable to a Customer ("ASU 2025-04"). This update revises the definition of performance condition for share-based consideration payable to a customer, eliminates the forfeiture policy for most awards granted to customers, and clarifies the applicability of the variable consideration constraint. The Corporation will adopt ASU 2025-04 on January 1, 2027. The Corporation does not expect the adoption of ASU 2025-04 to have a material impact on its Consolidated Financial Statements.

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

Acquisition-related expenses:

The Corporation developed a comprehensive integration plan under which it expenses direct costs as incurred. For the six months ended June 30, 2025, these direct costs totaled $380 thousand. Costs related to the Republic First Transaction are included in acquisition-related expenses in the unaudited Consolidated Statements of Income.

Unaudited Pro Forma Information:

Republic First Bank did not have historical financial information on which the Corporation could base pro forma information. Additionally, the Bank did not acquire all of the assets or assume all of the liabilities of Republic First Bank. Therefore, it was impracticable to provide pro forma information on revenues and earnings for the Republic First Transaction in accordance with ASC 805-10-50-2.

NOTE 3 – Restrictions on Cash and Cash Equivalents

Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the Consolidated Balance Sheets. The amounts of such collateral as of June 30, 2025 and December 31, 2024 were $23.7 million and $4.0 million, respectively.

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
State and municipal securities	$956,015	$24	$(181,290)	$774,749
Corporate debt securities	274,981	632	(11,515)	264,098
Collateralized mortgage obligations	1,165,014	15,552	(8,328)	1,172,238
Residential mortgage-backed securities	922,074	3,014	(28,353)	896,735
Commercial mortgage-backed securities	604,696	1	(92,648)	512,049
Total	$3,922,780	$19,223	$(322,134)	$3,619,869

Held to Maturity
Residential mortgage-backed securities	$618,955	$1,813	$(51,071)	$569,697
Commercial mortgage-backed securities	854,203	—	(130,899)	723,304
Total	$1,473,158	$1,813	$(181,970)	$1,293,001

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
State and municipal securities	$960,227	$106	$(145,446)	$814,887
Corporate debt securities	313,681	1,123	(14,434)	300,370
Collateralized mortgage obligations	798,157	4,629	(13,901)	788,885
Residential mortgage-backed securities	1,029,846	30	(40,001)	989,875
Commercial mortgage-backed securities	617,605	—	(100,723)	516,882
Total	$3,719,516	$5,888	$(314,505)	$3,410,899

Held to Maturity
Residential mortgage-backed securities	$537,856	$2	$(60,162)	$477,696
Commercial mortgage-backed securities	857,713	—	(151,960)	705,753
Total	$1,395,569	$2	$(212,122)	$1,183,449

In May 2024, the Corporation sold $345.7 million of AFS investment securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher-yielding securities of a similar type and similar duration.

Investment securities carried at $0.4 billion and $0.3 billion at June 30, 2025 and December 31, 2024, respectively, were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of June 30, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because issuers may have the right to call, or borrowers may have the right to prepay, with or without call or prepayment penalties.

	June 30, 2025
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$14,488	$14,470	$—	$—
Due from one year to five years	109,259	107,339	—	—
Due from five years to ten years	274,191	260,443	—	—
Due after ten years	833,058	656,595	—	—
	1,230,996	1,038,847	—	—
Residential mortgage-backed securities(1)	922,074	896,735	618,955	569,697
Commercial mortgage-backed securities(1)	604,696	512,049	854,203	723,304
Collateralized mortgage obligations(1)	1,165,014	1,172,238	—	—
Total	$3,922,780	$3,619,869	$1,473,158	$1,293,001
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross realized gains and losses on the sales of securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended	(dollars in thousands)
June 30, 2025	$—	$—	$—
June 30, 2024	91	(20,373)	(20,282)

Six months ended
June 30, 2025	$663	$(665)	$(2)
June 30, 2024	91	(20,373)	(20,282)

The following tables present the gross unrealized losses and estimated fair values of investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2025
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale	(dollars in thousands)
State and municipal securities	19	$42,822	$(3,278)	277	$729,795	$(178,012)	$772,617	$(181,290)
Corporate debt securities	3	16,005	(807)	36	217,965	(10,708)	233,970	(11,515)
Collateralized mortgage obligations	3	54,719	(182)	74	80,403	(8,146)	135,122	(8,328)
Residential mortgage-backed securities	19	366,766	(3,020)	69	172,436	(25,333)	539,202	(28,353)
Commercial mortgage-backed securities	1	19,639	(407)	131	489,332	(92,241)	508,971	(92,648)
Total available for sale	45	$499,951	$(7,694)	587	$1,689,931	$(314,440)	$2,189,882	$(322,134)

Held to Maturity
Residential mortgage-backed securities	2	$29,852	$(22)	120	$289,431	$(51,049)	$319,283	$(51,071)
Commercial mortgage-backed securities	—	—	—	60	723,304	(130,899)	723,304	(130,899)
Total held to maturity	2	$29,852	$(22)	180	$1,012,735	$(181,948)	$1,042,587	$(181,970)

	December 31, 2024
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(dollars in thousands)
State and municipal securities	22	$53,026	$(1,692)	272	$755,310	$(143,754)	$808,336	$(145,446)
Corporate debt securities	1	4,844	(13)	47	264,099	(14,421)	268,943	(14,434)
Collateralized mortgage obligations	12	288,871	(3,463)	77	85,485	(10,438)	374,356	(13,901)
Residential mortgage-backed securities	42	777,695	(9,178)	69	174,284	(30,823)	951,979	(40,001)
Commercial mortgage-backed securities	1	19,291	(875)	135	497,591	(99,848)	516,882	(100,723)
Total available for sale	78	$1,143,727	$(15,221)	600	$1,776,769	$(299,284)	$2,920,496	$(314,505)

Held to Maturity
Residential mortgage-backed securities	7	$155,726	$(1,754)	120	$303,220	$(58,408)	$458,946	$(60,162)
Commercial mortgage-backed securities	—	—	—	60	705,753	(151,960)	705,753	(151,960)
Total held to maturity	7	$155,726	$(1,754)	180	$1,008,973	$(210,368)	$1,164,699	$(212,122)

The Corporation's collateralized mortgage obligations, residential mortgage-backed securities and commercial mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. In addition, these securities have principal payments that are guaranteed by U.S. government-sponsored agencies. Therefore, the Corporation did not record an ACL for these securities as of June 30, 2025 and December 31, 2024. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost.

Based on the payment status and management's evaluation of the Corporation's state and municipal securities, no ACL was required for these securities as of June 30, 2025 and December 31, 2024. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

The majority of the corporate debt securities were rated at or above investment grade as of June 30, 2025 and December 31, 2024. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of June 30, 2025 and December 31, 2024. The Corporation does not have the intent to sell, and does not believe it will more likely than not to be required to sell, any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
NOTE 5 - Loans and Allowance for Credit Losses
Loans and leases, net of unearned income

Loans and leases, net of unearned income, are summarized as follows:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Real estate - commercial mortgage	$9,678,038	$9,601,858
Commercial and industrial	4,541,765	4,605,589
Real-estate - residential mortgage	6,511,687	6,349,643
Real-estate - home equity	1,193,410	1,160,616
Real-estate - construction	1,155,099	1,394,899
Consumer	583,949	616,856
Leases and other loans(1)	348,591	315,458
Net loans	$24,012,539	$24,044,919
(1) Includes unearned income of $38.7 million and $35.6 million as of June 30, 2025 and December 31, 2024, respectively.

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

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
ACL - loans	$377,337	$379,156

Reserve for OBS credit exposures(1)	$14,180	$14,161
(1) Included in other liabilities on the Consolidated Balance Sheets.

The following table presents the activity in the ACL - loans balances:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
	(dollars in thousands)
Balance at beginning of period	$379,677	$297,888	$379,156	293,404
CECL Day 1 Provision(1)	—	23,444	—	23,444
Initial PCD allowance for credit losses	—	55,906	—	55,906
Loans charged off	(15,916)	(14,007)	(35,950)	(24,959)
Recoveries of loans previously charged off	4,202	2,705	11,645	5,059
Net loans (charged off) recovered	(11,714)	(11,302)	(24,305)	(19,900)
Provision for credit losses(1) (2)	9,374	10,005	22,486	23,087
Balance at end of period	$377,337	$375,941	$377,337	$375,941
Provision for OBS credit exposures(1)	$(767)	$(1,393)	$19	$(3,550)
Reserve for OBS credit exposures	$14,180	$14,540	$14,180	$14,540
(1) The sum of these amounts is reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision only includes the portion related to net loans.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate Commercial Mortgage	Commercial and Industrial	Real Estate Residential Mortgage	Consumer and Real Estate - Home Equity	Real Estate Construction	Leases and other loans	Total
	(dollars in thousands)
Three months ended June 30, 2025
Balance at March 31, 2025	$162,146	$96,851	$82,416	$19,294	$15,900	$3,070	$379,677
Loans charged off	(6,402)	(5,780)	(258)	(1,885)	(100)	(1,491)	(15,916)
Recoveries of loans previously charged off	133	2,628	203	899	99	240	4,202
Net loans (charged off) recovered	(6,269)	(3,152)	(55)	(986)	(1)	(1,251)	(11,714)
Provision for loan losses(1) (2)	(2,494)	3,821	(5)	1,173	4,837	2,042	9,374
Balance at June 30, 2025	$153,383	$97,520	$82,356	$19,481	$20,736	$3,861	$377,337
Three months ended June 30, 2024
Balance at March 31, 2024	$114,492	$76,883	$73,216	$16,688	$12,966	$3,643	$297,888
CECL Day 1 Provision(1)	6,108	1,484	14,922	444	486	—	23,444
Initial PCD allowance for credit losses	32,157	20,869	565	357	1,958	—	55,906
Loans charged off	(7,853)	(2,955)	(35)	(1,766)	—	(1,398)	(14,007)
Recoveries of loans previously charged off	146	796	122	1,161	233	247	2,705
Net loans (charged off) recovered	(7,707)	(2,159)	87	(605)	233	(1,151)	(11,302)
Provision for loan and lease losses(1) (2)	11,115	(2,454)	924	649	(1,033)	804	10,005
Balance at June 30, 2024	$156,165	$94,623	$89,714	$17,533	$14,610	$3,296	$375,941
Six months ended June 30, 2025
Balance at December 31, 2024	$158,181	$92,212	$81,331	$19,397	$25,140	$2,895	$379,156
Loans charged off	(18,508)	(9,645)	(601)	(4,078)	(100)	(3,018)	(35,950)
Recoveries of loans previously charged off	507	8,580	377	1,559	181	441	11,645
Net loans (charged off) recovered	(18,001)	(1,065)	(224)	(2,519)	81	(2,577)	(24,305)
Provision for loan losses(1) (2)	13,203	6,373	1,249	2,603	(4,485)	3,543	22,486
Balance at June 30, 2025	$153,383	$97,520	$82,356	$19,481	$20,736	$3,861	$377,337
Six months ended June 30, 2024
Balance at December 31, 2023	$112,565	$74,266	$73,286	$17,604	$12,295	$3,388	$293,404
CECL Day 1 Provision(1)	6,108	1,484	14,922	444	486	—	23,444
Initial PCD allowance for credit losses	32,157	20,869	565	357	1,958	—	55,906
Loans charged off	(7,879)	(10,587)	(286)	(4,004)	—	(2,203)	(24,959)
Recoveries of loans previously charged off	298	2,044	238	1,837	233	409	5,059
Net loans (charged off) recovered	(7,581)	(8,543)	(48)	(2,167)	233	(1,794)	(19,900)
Provision for loan losses(1)(2)	12,916	6,547	989	1,295	(362)	1,702	23,087
Balance at June 30, 2024	$156,165	$94,623	$89,714	$17,533	$14,610	$3,296	$375,941
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

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of June 30, 2025 and December 31, 2024, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any.

As of June 30, 2025 and December 31, 2024, approximately 92% and 90%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

Non-accrual Loans

The following table presents total non-accrual loans, by class segment:

	June 30, 2025			December 31, 2024
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$27,931	$56,104	$84,035	$31,654	$67,843	$99,497
Commercial and industrial	17,452	21,663	39,115	17,011	25,206	42,217
Real estate - residential mortgage	24,785	1,032	25,817	23,387	2,013	25,400
Real estate - home equity	7,079	—	7,079	8,513	78	8,591
Real estate - construction	22,692	2,160	24,852	1,746	—	1,746
Consumer	6	—	6	8	—	8
Leases and other loans	181	1,857	2,038	1,801	10,033	11,834
	$100,126	$82,816	$182,942	$84,120	$105,173	$189,293

As of June 30, 2025 and December 31, 2024, there were $82.8 million and $105.2 million, respectively, of non-accrual loans that did not have a specific valuation allowance within the ACL. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

Asset Quality

Maintaining an appropriate ACL is dependent on various factors, including the ability to identify potential problem loans in a timely manner. For commercial construction loans, commercial and industrial loans, commercial real estate loans and leases and other loans, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk categories is a significant component of the ACL methodology for these loans, which bases the PD on this migration. Assigning risk ratings involves judgment. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Risk ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review assessments identify a deterioration or an improvement in a loan.

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	June 30, 2025
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$292,672	$653,936	$1,058,157	$1,173,880	$1,258,685	$4,131,150	$71,916	$600	$8,640,996
Special Mention	—	2,320	79,027	85,562	176,162	144,806	555	—	488,432
Substandard or Lower	351	12,972	67,451	113,263	94,341	259,036	1,196	—	548,610
Total real estate - commercial mortgage	293,023	669,228	1,204,635	1,372,705	1,529,188	4,534,992	73,667	600	9,678,038
Real estate - commercial mortgage
Current period gross charge-offs	—	—	—	(11,149)	(4,052)	(3,307)	—	—	(18,508)
Commercial and industrial
Pass	251,132	393,178	447,226	475,498	228,029	889,983	1,312,944	9,975	4,007,965
Special Mention	1,081	17,172	22,739	11,334	12,507	22,040	110,713	10,393	207,979
Substandard or Lower	412	4,403	20,366	30,352	11,181	91,098	158,755	9,254	325,821
Total commercial and industrial	252,625	414,753	490,331	517,184	251,717	1,003,121	1,582,412	29,622	4,541,765
Commercial and industrial
Current period gross charge-offs	—	(525)	(4,417)	(2,548)	(578)	(1,351)	(226)	—	(9,645)
Real estate - construction(1)
Pass	28,284	276,486	308,355	91,472	36,324	39,947	33,979	—	814,847
Special Mention	—	—	3,195	15,093	21,990	236	—	—	40,514
Substandard or Lower	—	—	2,894	43,861	2,909	14,512	87	—	64,263
Total real estate - construction	28,284	276,486	314,444	150,426	61,223	54,695	34,066	—	919,624
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	(100)	—	—	(100)
Leases and other loans
Pass	137,330	58,700	78,777	36,829	12,418	12,955	—	—	337,009
Special Mention	365	1,599	501	498	303	1,248	—	—	4,514
Substandard or Lower	200	2,282	1,093	2,856	528	109	—	—	7,068
Total leases and other loans	137,895	62,581	80,371	40,183	13,249	14,312	—	—	348,591
Leases and other loans
Current period gross charge-offs	(1,009)	(787)	(304)	(164)	(107)	(647)	—	—	(3,018)
Total
Pass	709,418	1,382,300	1,892,515	1,777,679	1,535,456	5,074,035	1,418,839	10,575	13,800,817
Special Mention	1,446	21,091	105,462	112,487	210,962	168,330	111,268	10,393	741,439
Substandard or Lower	963	19,657	91,804	190,332	108,959	364,755	160,038	9,254	945,762
Total	$711,827	$1,423,048	$2,089,781	$2,080,498	$1,855,377	$5,607,120	$1,690,145	$30,222	$15,488,018
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

The Corporation considers the performance of the loan portfolio and its impact on the ACL. The Corporation does not assign internal risk ratings to smaller balance, homogeneous loans, such as home equity loans, residential mortgage loans, construction loans to individuals secured by residential real estate and consumer loans. For these loans, the most relevant credit quality indicator is delinquency status and the Corporation evaluates credit quality based on the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year, for the periods shown:

	June 30, 2025
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$326,209	$508,495	$715,245	$1,473,677	$1,669,747	$1,780,611	$—	$—	$6,473,984
Non-performing	—	67	2,103	5,229	3,681	26,623	—	—	37,703
Total real estate - residential mortgage	326,209	508,562	717,348	1,478,906	1,673,428	1,807,234	—	—	6,511,687
Real estate - residential mortgage
Current period gross charge-offs	—	(19)	(59)	(130)	(150)	(243)	—	—	(601)
Consumer and real estate - home equity
Performing	179,860	30,976	92,965	173,654	52,838	231,110	984,036	20,811	1,766,250
Non-performing	221	100	211	605	746	5,873	2,886	467	11,109
Total consumer and real estate - home equity	180,081	31,076	93,176	174,259	53,584	236,983	986,922	21,278	1,777,359
Consumer and real estate - home equity
Current period gross charge-offs	(6)	(140)	(545)	(820)	(304)	(2,002)	(261)	—	(4,078)
Construction - residential
Performing	61,350	149,156	16,844	6,719	—	—	—	—	234,069
Non-performing	—	—	—	1,406	—	—	—	—	1,406
Total construction - residential	61,350	149,156	16,844	8,125	—	—	—	—	235,475
Construction - residential
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	567,419	688,627	825,054	1,654,050	1,722,585	2,011,721	984,036	20,811	8,474,303
Non-performing	221	167	2,314	7,240	4,427	32,496	2,886	467	50,218
Total	$567,640	$688,794	$827,368	$1,661,290	$1,727,012	$2,044,217	$986,922	$21,278	$8,524,521

	December 31, 2024
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$470,918	$728,630	$1,515,521	$1,726,991	$1,022,116	$839,566	$—	$—	$6,303,742
Non-performing	87	1,358	5,118	3,232	5,523	30,583	—	—	45,901
Total real estate - residential mortgage	471,005	729,988	1,520,639	1,730,223	1,027,639	870,149	—	—	6,349,643
Real estate - residential mortgage
Current period gross charge-offs	—	(172)	(106)	(12)	(43)	(888)	—	(251)	(1,472)
Consumer and real estate - home equity
Performing	178,722	116,370	211,647	65,412	48,201	188,442	913,920	40,384	1,763,098
Non-performing	236	848	918	963	753	4,571	2,893	3,192	14,374
Total consumer and real estate - home equity	178,958	117,218	212,565	66,375	48,954	193,013	916,813	43,576	1,777,472
Consumer and real estate - home equity
Current period gross charge-offs	(118)	(1,016)	(1,552)	(790)	(398)	(2,704)	(75)	(1,837)	(8,490)
Leases and other loans
Performing	123,991	89,006	52,724	16,894	10,830	9,996	—	—	303,441
Non-performing	—	—	1,922	744	23	9,328	—	—	12,017
Total leases and other loans	123,991	89,006	54,646	17,638	10,853	19,324	—	—	315,458
Leases and other loans
Current period gross charge-offs	(1,977)	(913)	(335)	(334)	(192)	(770)	—	(175)	(4,696)
Construction - residential
Performing	138,440	61,848	15,710	1,499	—	—	—	—	217,497
Non-performing	—	—	1,406	—	—	—	—	—	1,406
Total construction - residential	138,440	61,848	17,116	1,499	—	—	—	—	218,903
Construction - residential
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	912,071	995,854	1,795,602	1,810,796	1,081,147	1,038,004	913,920	40,384	8,587,778
Non-performing	323	2,206	9,364	4,939	6,299	44,482	2,893	3,192	73,698
Total	$912,394	$998,060	$1,804,966	$1,815,735	$1,087,446	$1,082,486	$916,813	$43,576	$8,661,476

The following table presents non-performing assets:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Non-accrual loans	$182,942	$189,293
Loans 90 days or more past due and still accruing	29,949	30,781
Total non-performing loans	212,891	220,074
OREO(1)	2,706	2,621
Total non-performing assets	$215,597	$222,695
(1) Excludes $13.9 million and $17.5 million of residential mortgage properties for which formal foreclosure proceedings were in process as of June 30,
2025 and December 31, 2024, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
June 30, 2025
Real estate - commercial mortgage	$43,317	$25,366	$6,817	$84,035	$9,518,503	$9,678,038
Commercial and industrial(1)	22,938	17,219	6,450	39,115	4,456,043	4,541,765
Real estate - residential mortgage	57,073	8,997	11,886	25,817	6,407,914	6,511,687
Real estate - home equity	5,463	843	3,036	7,079	1,176,989	1,193,410
Real estate - construction	6,261	1,855	750	24,852	1,121,381	1,155,099
Consumer	6,505	1,982	988	6	574,468	583,949
Leases and other loans(1)	361	212	22	2,038	345,958	348,591
Total	$141,918	$56,474	$29,949	$182,942	$23,601,256	$24,012,539
(1) Includes unearned income.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
December 31, 2024
Real estate - commercial mortgage	$32,715	$16,684	$2,862	$99,497	$9,450,100	$9,601,858
Commercial and industrial(1)	6,031	3,636	1,460	42,217	4,552,245	4,605,589
Real estate - residential mortgage	59,593	5,946	20,501	25,400	6,238,203	6,349,643
Real estate - home equity	6,778	1,057	4,758	8,591	1,139,432	1,160,616
Real estate - construction	3,549	5,163	—	1,746	1,384,441	1,394,899
Consumer	6,779	1,627	1,017	8	607,425	616,856
Leases and other loans(1)	269	105	183	11,834	303,067	315,458
Total	$115,714	$34,218	$30,781	$189,293	$23,674,913	$24,044,919
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

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Term Extension
	2025		2024
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended June 30
Real estate - commercial mortgage	$29,085	0.30%	$20,603	0.22%
Commercial and industrial	18,267	0.40	—	—
Real estate - residential mortgage	1,677	0.03	2,966	0.05
Real estate - home equity	41	—	129	0.01
Real estate - construction	20,769	1.80	—	—
Total	$69,839		$23,698

Six months ended June 30
Real estate - commercial mortgage	$29,196	0.30%	$20,603	0.22%
Commercial and industrial	21,964	0.48	—	—
Real estate - residential mortgage	4,085	0.06	5,651	0.09
Real estate - home equity	352	0.03	129	0.01
Real estate - construction	20,769	1.80	541	0.04
Total	$76,366		$26,924

	Interest Rate Reduction and Term Extension
	2025		2024
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended June 30
Real estate - residential mortgage	$601	0.01%	$884	0.01%
Total	$601		$884

Six months ended June 30
Real estate - residential mortgage	$2,027	0.03%	$1,348	0.02%
Total	$2,027		$1,348

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Financial Effect
Three months ended June 30, 2025
Real estate - commercial mortgage	Added a weighted-average 0.68 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.74 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.15 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 21.75 years to the life of loans, which reduced monthly payment amounts for borrowers.
Real estate - construction	Added a weighted-average 0.89 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Three months ended June 30, 2024
Real estate - commercial mortgage	Added a weighted-average 2.00 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.51 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 17.92 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Six months ended June 30, 2025
Real estate - commercial mortgage	Added a weighted-average 0.69 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.77 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.55 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 13.22 years to the life of loans, which reduced monthly payment amounts for borrowers.
Real estate - construction	Added a weighted-average 0.89 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Six months ended June 30, 2024
Real estate - commercial mortgage	Added a weighted-average 2.00 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 7.44 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 17.92 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - construction	Added a weighted-average 0.67 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Interest Rate Reduction
Financial Effect
Three months ended June 30, 2025
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.68% to 3.25%

Three months ended June 30, 2024
Real estate - residential mortgage	Reduced weighted-average interest rate from 3.00% to 1.00%

Six months ended June 30, 2025
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.38% to 2.55%

Six months ended June 30, 2024
Real estate - residential mortgage	Reduced weighted-average interest rate from 2.36% to 1.37%
During the three and six months ended June 30, 2025 and 2024, there were no loans modified due to financial difficulty where there was a principal balance forgiveness.

The following table presents the performance of loans that have been modified due to financial difficulty in the previous 12 months:

		30-89	90+	Total
		Days Past	Past Due	Past
	Current	Due	and Accruing	Due
June 30, 2025	(dollars in thousands)
Real estate - commercial mortgage	$12,575	$16,790	$—	$16,790
Commercial and industrial	23,764	—	—	—
Real estate - residential mortgage	11,030	1,110	507	1,617
Real estate - home equity	569	—	—	—
Real estate - construction	20,769	—	—	—
Total	$68,707	$17,900	$507	$18,407
There were no commitments to lend additional funds to borrowers with loan modifications as a result of financial difficulty as of June 30, 2025.

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the Consolidated Balance Sheets, with adjustments to the carrying value included in mortgage banking income on the Consolidated Statements of Income:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$30,298	$31,057	$30,691	$31,602
Originations of MSRs	924	883	1,625	1,465
Amortization	(1,089)	(1,294)	(2,183)	(2,421)
Balance at end of period	$30,133	$30,646	$30,133	$30,646

Estimated fair value of MSRs at end of period	$51,629	$51,724	$51,629	$51,724

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.0 billion as of June 30, 2025 and $4.1 billion as of December 31, 2024. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $51.6 million and $54.0 million as of June 30, 2025 and December 31, 2024, respectively. Based on its fair value analysis as of June 30, 2025, the Corporation determined that no valuation allowance was required as of June 30, 2025.

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

For additional information on our derivative accounting policies see "Note 1 - Summary of Significant Accounting Policies" under the heading "Derivative Financial Instruments" in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2025		December 31, 2024
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$214,495	$987	$171,933	$389
Negative fair values	511	(4)	3,888	(58)
Forward Commitments
Positive fair values	—	—	51,250	363
Negative fair values	64,500	(424)	—	—
Interest Rate Derivatives with Customers(1)
Positive fair values	1,657,239	37,670	767,905	8,480
Negative fair values	3,146,966	(150,482)	3,976,294	(239,058)
Interest Rate Derivatives with Dealer Counterparties
Positive fair values	3,146,966	88,725	3,976,294	150,480
Negative fair values	1,657,239	(38,036)	767,905	(10,734)
Interest Rate Derivatives used in Cash Flow Hedges
Positive fair values	3,300,000	7,415	2,500,000	227
Negative fair values	1,100,000	(550)	1,400,000	(2,971)
Foreign Exchange Contracts with Customers
Positive fair values	4,281	96	28,327	1,619
Negative fair values	19,833	(1,544)	693	(27)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	21,951	1,771	4,059	63
Negative fair values	3,369	(94)	32,406	(1,569)
(1) Fair values are net of a valuation allowance of $366.3 thousand as of June 30, 2025 and December 31, 2024.

The following table presents the effect of cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)
Three months ended June 30, 2025
Interest Rate Products	$(285)	$(285)	$—	Interest Income	$(5,048)	$(5,048)	$—
Interest Rate Products	341	341	—	Interest Expense	(66)	(66)	—
Total	$56	$56	$—		$(5,114)	$(5,114)	$—
Three months ended June 30, 2024
Interest Rate Products	$(381)	$(381)	$—	Interest Income	$(7,032)	$(7,032)	$—
Interest Rate Products	3,297	3,297	—	Interest Expense	2,030	2,030	—
Total	$2,916	$2,916	$—		$(5,002)	$(5,002)	$—
Six months ended June 30, 2025
Interest Rate Products	$3,256	$3,256	$—	Interest Income	$(9,538)	$(9,538)	$—
Interest Rate Products	(919)	(919)	—	Interest Expense	(120)	(120)	—
Total	$2,337	$2,337	$—		$(9,658)	$(9,658)	$—
Six months ended June 30, 2024
Interest Rate Products	$(6,040)	$(6,040)	$—	Interest Income	$(14,064)	$(14,064)	$—
Interest Rate Products	14,512	14,512	—	Interest Expense	4,050	4,050	—
Total	$8,472	$8,472	$—		$(10,014)	$(10,014)	$—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement:

	Consolidated Statements of Income Classification
	2025		2024
	Interest Income	Interest Expense	Interest Income	Interest Expense
	(dollars in thousands)
Three months ended June 30
Total amounts of income line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$(5,048)	$(66)	$(7,032)	$2,030
The effects of fair value and cash flow hedging:
Amount of (loss) gain reclassified from AOCI into income	(5,048)	(66)	(7,032)	2,030
Interest rate derivatives:
Amount of (loss) gain reclassified from AOCI into income as a result of a forecasted transaction that is no longer probable of occurring	—	—	—	—
Amount of (loss) gain reclassified from AOCI into income - included component	(5,048)	(66)	(7,032)	2,030
Amount of (loss) gain reclassified from AOCI into income - excluded component	—	—	—	—

Six months ended June 30
Total amounts of income line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$(9,538)	$(120)	$(14,064)	$4,050
The effects of fair value and cash flow hedging:
Amount of (loss) gain reclassified from AOCI into income	(9,538)	(120)	(14,064)	4,050
Interest rate derivatives:
Amount of (loss) gain reclassified from AOCI into income as a result of a forecasted transaction that is no longer probable of occurring	—	—	—	—
Amount of (loss) gain reclassified from AOCI into income - included component	(9,538)	(120)	(14,064)	4,050
Amount of (loss) gain reclassified from AOCI into income - excluded component	—	—	—	—
During the next twelve months, the Corporation estimates that an additional $13.9 million will be reclassified as a decrease to net interest income.

The following table presents the fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended June 30		Six months ended June 30
		2025	2024	2025	2024
		(dollars in thousands)
Mortgage banking derivatives(1)	Mortgage banking income	$181	$(45)	$(134)	$1,122
Interest rate derivatives	Other income	9	137	131	288
Foreign exchange contracts	Other income	31	84	142	123
Net fair value gains (losses) on derivative financial instruments		$221	$176	$139	$1,533
(1) Includes interest rate locks with customers and forward commitments.

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents mortgage loans held for sale and the impact of the fair value election on the Consolidated Financial Statements:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Amortized cost(1)	$22,727	$25,316
Fair value	23,281	25,618
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Gains related to changes in fair values of mortgage loans held for sale were $0.2 million for the three months ended June 30, 2025 compared to gains of $0.3 million for the three months ended June 30, 2024. Gains related to changes in fair values of mortgage loans held for sale were $0.3 million for the six months ended June 30, 2025 compared to gains of $0.1 million for the six months ended June 30, 2024. Gains and losses are recorded on the Consolidated Income Statements as adjustments to mortgage banking income.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral(2)	Amount
	(dollars in thousands)
June 30, 2025
Interest rate derivative assets	$133,810	$(18,847)	$—	$114,963
Foreign exchange derivative assets with correspondent banks	1,771	(1,771)	—	—
Total	$135,581	$(20,618)	$—	$114,963

Interest rate derivative liabilities	$189,068	$(22,308)	$(61,114)	$105,646
Foreign exchange derivative liabilities with correspondent banks	94	(1,771)	—	(1,677)
Total	$189,162	$(24,079)	$(61,114)	$103,969

December 31, 2024
Interest rate derivative assets	$159,187	$(12,739)	$—	$146,448
Foreign exchange derivative assets with correspondent banks	63	(63)	—	—
Total	$159,250	$(12,802)	$—	$146,448

Interest rate derivative liabilities	$252,763	$(9,995)	$(94,339)	$148,429
Foreign exchange derivative liabilities with correspondent banks	1,569	(63)	—	1,506
Total	$254,332	$(10,058)	$(94,339)	$149,935
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

Cash Flow Hedge Terminations

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI are recognized as a reduction to interest income, including fees, when the previously forecasted hedged item affects earnings in future periods. During the six months ended June 30, 2025, $6.5 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income. During the year ended December 31, 2024, $27.9 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income.

NOTE 8 – Accumulated Other Comprehensive (Loss) Income

The following table presents the components of OCI:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(dollars in thousands)
Three months ended June 30, 2025
Net unrealized losses on investment securities(1)	$(6,926)	$1,569	$(5,357)
Amortization of net unrealized gains on AFS investment securities transferred to HTM(2)	1,736	(394)	1,342
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	56	(12)	44
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	5,114	(1,159)	3,955
Amortization of net unrecognized pension and postretirement items(3)	(138)	32	(106)
Total Other Comprehensive Loss	$(158)	$36	$(122)

Three months ended June 30, 2024
Net unrealized losses on investment securities(1)	$(18,356)	$4,157	$(14,199)
Reclassification adjustment for securities net change included in net income(2)	20,282	(4,594)	15,688
Amortization of net unrealized gains on AFS investment securities transferred to HTM(2)	1,815	(412)	1,403
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	2,916	(660)	2,256
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	5,002	(1,111)	3,891
Amortization of net unrecognized pension and postretirement items(3)	(136)	31	(105)
Total Other Comprehensive Loss	$11,523	$(2,589)	$8,934

Six months ended June 30, 2025
Net unrealized gains on investment securities(1)	$5,704	$(1,292)	$4,412
Reclassification adjustment for securities net change included in net income(2)	2	—	2
Amortization of net unrealized gains on AFS investment securities transferred to HTM(2)	3,452	(782)	2,670
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	2,337	(529)	1,808
Reclassification adjustment for net change realized in net income on interest rate swaps used in cash flow hedges	9,658	(2,188)	7,470
Amortization of net unrecognized pension and postretirement item(3)	(272)	60	(212)
Total Other Comprehensive Income	$20,881	$(4,731)	$16,150

Six months ended June 30, 2024
Net unrealized losses on investment securities(1)	$(39,902)	$9,038	$(30,864)
Reclassification adjustment for securities net change included in net income(2)	20,282	(4,594)	15,688
Amortization of net unrealized gains on AFS investment securities transferred to HTM(2)	3,608	(818)	2,790
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	8,472	(1,919)	6,553
Reclassification adjustment for change realized in net income on interest rate swaps used in cash flow hedges	10,014	(2,224)	7,790
Amortization of net unrecognized pension and postretirement items(3)	(271)	60	(211)
Total Other Comprehensive Income	$2,203	$(457)	$1,746
(1) Amounts reclassified out of AOCI. Before-tax amounts included in "Investment securities (losses) gains, net" on the Consolidated Statements of Income.
(2) Amounts reclassified out of AOCI. Before-tax amounts included as a reduction to "Interest Income - Investment Securities" in on the Consolidated
Statements of Income.
(3) Amounts reclassified out of AOCI. Before-tax amounts included in "Salaries and employee benefits" on the Consolidated Statements of Income.

The following table presents changes in each component of AOCI, net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gain (Loss) on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Three months ended June 30, 2025
Balance at March 31, 2025	$(264,890)	$(10,773)	$4,116	$(271,547)
OCI before reclassifications	(5,357)	44	—	(5,313)
Amounts reclassified from AOCI	—	3,955	(106)	3,849
Amortization of net unrealized gains on AFS investment securities transferred to HTM	1,342	—	—	1,342
Balance at June 30, 2025	$(268,905)	$(6,774)	$4,010	$(271,669)

Three months ended June 30, 2024
Balance at March 31, 2024	$(290,140)	$(26,587)	$(2,741)	$(319,468)
OCI before reclassifications	(14,199)	2,256	—	(11,943)
Amounts reclassified from AOCI	15,688	3,891	(105)	19,474
Amortization of net unrealized gains on AFS investment securities transferred to HTM	1,403	—	—	1,403
Balance at June 30, 2024	$(287,248)	$(20,440)	$(2,846)	$(310,534)

Six months ended June 30, 2025
Balance at December 31, 2024	$(275,989)	$(16,052)	$4,222	$(287,819)
OCI before reclassifications	4,412	1,808	—	6,220
Amounts reclassified from AOCI	2	7,470	(212)	7,260
Amortization of net unrealized gains on AFS investment securities transferred to HTM	2,670	—	—	2,670
Balance at June 30, 2025	$(268,905)	$(6,774)	$4,010	$(271,669)

Six months ended June 30, 2024
Balance at December 31, 2023	$(274,862)	$(34,783)	$(2,635)	$(312,280)
OCI before reclassifications	(30,864)	6,553	—	(24,311)
Amounts reclassified from AOCI	15,688	7,790	(211)	23,267
Amortization of net unrealized gains on AFS investment securities transferred to HTM	2,790	—	—	2,790
Balance at June 30, 2024	$(287,248)	$(20,440)	$(2,846)	$(310,534)

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$23,281	$—	$23,281
AFS investment securities:
State and municipal securities	—	774,749	—	774,749
Corporate debt securities	—	264,098	—	264,098
Collateralized mortgage obligations	—	1,172,238	—	1,172,238
Residential mortgage-backed securities	—	896,735	—	896,735
Commercial mortgage-backed securities	—	512,049	—	512,049
Total AFS investment securities	—	3,619,869	—	3,619,869
Other assets:
Investments held in Rabbi Trust	37,571	—	—	37,571
Derivative assets	1,867	134,797	—	136,664
Total assets	$39,438	$3,777,947	$—	$3,817,385
Other liabilities:
Deferred compensation liabilities	$37,571	$—	$—	$37,571
Derivative liabilities	1,638	189,496	—	191,134
Total liabilities	$39,209	$189,496	$—	$228,705

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$25,618	$—	$25,618
AFS investment securities:
State and municipal securities	—	814,887	—	814,887
Corporate debt securities	—	300,370	—	300,370
Collateralized mortgage obligations	—	788,885	—	788,885
Residential mortgage-backed securities	—	989,875	—	989,875
Commercial mortgage-backed securities	—	516,882	—	516,882
Total AFS investment securities	—	3,410,899	—	3,410,899
Other assets:
Investments held in Rabbi Trust	35,093	—	—	35,093
Derivative assets	1,682	159,939	—	161,621
Total assets	$36,775	$3,596,456	$—	$3,633,231
Other liabilities:
Deferred compensation liabilities	$35,093	$—	$—	$35,093
Derivative liabilities	1,596	252,821	—	254,417
Total liabilities	$36,689	$252,821	$—	$289,510

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of June 30, 2025 and December 31, 2024 were measured at the price that secondary market investors were offering for loans with similar characteristics.

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

•Corporate debt securities – These securities are classified as Level 2. This category consists of subordinated debt and senior debt issued by financial institutions ($256.8 million at June 30, 2025 and $293.1 million at December 31, 2024) and other corporate debt issued by non-financial institutions ($7.3 million at June 30, 2025 and December 31, 2024). The fair values for these corporate debt securities are determined by a third-party pricing service as detailed above.

Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

Derivative assets – Fair value of foreign currency exchange contracts are classified as Level 1 assets ($1.9 million and $1.7 million at June 30, 2025 and December 31, 2024, respectively). The foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.0 million at June 30, 2025 and $0.8 million at December 31, 2024) and the fair value of interest rate derivatives ($133.8 million at June 30, 2025 and $159.2 million at December 31, 2024). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 7 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the Consolidated Balance Sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities represent the fair value of foreign currency exchange contracts ($1.6 million at June 30, 2025 and December 31, 2024).

Level 2 liabilities represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.4 million at June 30, 2025 and $0.1 million at December 31, 2024) and the fair value of interest rate derivatives ($189.1 million at June 30, 2025 and $252.8 million at December 31, 2024).

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

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Loans, Net	$160,009	$168,668
OREO	2,706	2,621
MSRs(1)	51,629	53,972
SBA servicing asset	2,801	3,120
Total assets	$217,145	$228,381
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

•MSRs – This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the June 30, 2025 valuation were 7.2% and 9.1%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 6 - Mortgage Servicing Rights," for additional information.

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

The following tables detail the book values and the estimated fair values of the Corporation's financial instruments:

	June 30, 2025
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$804,664	$804,664	$—	$—	$804,664
FRB and FHLB stock	141,515	—	141,515	—	141,515
Loans held for sale	23,281	—	23,281	—	23,281
AFS investment securities	3,619,869	—	3,619,869	—	3,619,869
HTM investment securities	1,473,158	—	1,293,001	—	1,293,001
Loans, net	23,635,202	—	—	22,484,657	22,484,657
Accrued interest receivable	117,130	117,130	—	—	117,130
Other assets	723,223	549,574	138,008	57,136	744,718
FINANCIAL LIABILITIES
Demand and savings deposits	$21,202,779	$21,202,779	$—	$—	$21,202,779
Brokered deposits	817,398	80,212	736,913	—	817,125
Time deposits	4,117,890	—	4,114,313	—	4,114,313
Accrued interest payable	27,570	27,570	—	—	27,570
FHLB advances	800,000	800,220	—	—	800,220
Senior debt and subordinated debt	367,476	—	357,807	—	357,807
Other borrowings	606,424	586,483	1,086	—	587,569
Other liabilities	400,592	196,916	189,496	14,180	400,592

	December 31, 2024
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,063,871	$1,063,871	$—	$—	$1,063,871
FRB and FHLB stock	139,574	—	139,574	—	139,574
Loans held for sale	25,618	—	25,618	—	25,618
AFS investment securities	3,410,899	—	3,410,899	—	3,410,899
HTM investment securities	1,395,569	—	1,183,449	—	1,183,449
Loans, net	23,665,763	—	—	22,555,687	22,555,687
Accrued interest receivable	117,029	117,029	—	—	117,029
Other assets	736,502	543,251	159,939	59,713	762,903
FINANCIAL LIABILITIES
Demand and savings deposits	$21,135,478	$21,135,478	$—	$—	$21,135,478
Brokered deposits	843,857	145,056	698,647	—	843,703
Time deposits	4,150,098	—	4,154,726	—	4,154,726
Accrued interest payable	31,620	31,620	—	—	31,620
FHLB advances	850,000	851,470	—	—	851,470
Senior debt and subordinated debt	367,316	—	253,818	—	253,818
Other borrowings	564,732	544,908	901	—	545,809
Other liabilities	467,011	200,029	252,821	14,161	467,011

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

As of June 30, 2025, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Weighted average shares outstanding (basic)	182,261	175,305	182,220	169,006
Impact of common stock equivalents	1,552	1,629	1,779	1,763
Weighted average shares outstanding (diluted)	183,813	176,934	183,999	170,769
Per share:
Basic	$0.53	$0.53	$1.03	$0.90
Diluted	0.53	0.52	1.02	0.89

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

As of June 30, 2025, the Employee Equity Plan had approximately 3.2 million shares reserved for future grants through 2032, and the Directors' Plan had approximately 263,000 shares reserved for future grants through 2033.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the Consolidated Statements of Income:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
	(dollars in thousands)
Compensation expense	$3,257	$2,758	$5,189	$3,425
Tax benefit	(742)	(620)	(1,173)	(764)
Total stock-based compensation, net of tax	$2,515	$2,138	$4,016	$2,661

NOTE 12 – Employee Benefit Plans

The Corporation's 401(k) Retirement Plan is a defined contribution plan under which eligible employees may defer a portion of their pre-tax covered compensation on an annual basis, with employer matches of up to 5% of employee compensation. 401(k) Retirement Plan expense for the three months ended June 30, 2025 and 2024 was $3.6 million and $3.4 million, respectively. For the six months ended June 30, 2025 and 2024, 401(k) Retirement Plan expense was $7.1 million and $6.6 million, respectively.

The net periodic pension cost for the Pension Plan consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
	(dollars in thousands)
Interest cost	$767	$789	$1,535	$1,579
Expected return on plan assets	(978)	(975)	(1,956)	(1,951)
Net periodic pension cost	$(211)	$(186)	$(421)	$(372)

The components of the net benefit for the Postretirement Plan consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
	(dollars in thousands)
Interest cost	$8	$9	$17	$19
Net accretion and deferral	(135)	(136)	(271)	(271)
Net periodic postretirement benefit	$(127)	$(127)	$(254)	$(252)

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

The Chief Operating Decision Maker is the Chairman and Chief Executive Officer who assesses performance of the segment based on net income available to common shareholders and net income available to common shareholders per share (diluted), which is reported in the Consolidated Statements of Income.

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

The following table presents the Corporation's commitments to extend credit and letters of credit:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Commitments to extend credit	$8,861,986	$8,828,595
Standby letters of credit	295,973	279,309
Commercial letters of credit	36,449	48,993

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of June 30, 2025 and December 31, 2024, the total reserve for losses on residential mortgage loans sold was $1.4 million and $1.5 million, respectively, including reserves for both representation and warranty and credit loss exposures. In addition, included as a component of ACL - OBS credit exposures, was $0.7 million and $1.2 million, as of June 30, 2025 and December 31, 2024, respectively, related to additional credit exposures for potential loan repurchases.

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

H.R. 1

On July 4, 2025, President Trump signed H.R. 1 into law, which extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act, includes tax relief measures, modifies certain energy tax credits granted under the Inflation Reduction Act and sets various limits on tax deductions, among other key provisions. H.R. 1 has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Corporation does not expect H.R. 1 to have a material impact on its Consolidated Financial Statements.

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
	(dollars in thousands, except per share data)
Net income	$99,198	$94,975	$192,185	$156,916
Net income available to common shareholders	96,636	92,413	187,061	151,792
Net income available to common shareholders per share (diluted)	0.53	0.52	1.02	0.89
Operating net income available to common shareholders per share(1)	0.55	0.47	1.07	0.87
Return on average assets, annualized	1.25%	1.24%	1.21%	1.08%
Operating return on average assets, annualized(1)	1.30%	1.11%	1.27%	1.06%
Return on average common shareholders' equity, annualized	12.46%	13.47%	12.22%	11.45%
Operating return on average common shareholders' equity (tangible), annualized(1)	16.26%	15.56%	16.11%	14.40%
Net interest margin(2)	3.47%	3.43%	3.45%	3.37%
Efficiency ratio(1)	57.1%	62.6%	56.9%	62.9%
Non-performing assets to total assets	0.67%	0.55%	0.67%	0.55%
Net charge-offs to average loans, annualized	0.20%	0.19%	0.20%	0.18%
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

See "Note 2 - Business Combinations" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

Financial Highlights

Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $96.6 million for the three months ended June 30, 2025, a $4.2 million increase compared to $92.4 million for the same period in 2024. Net income available to common shareholders per diluted share was $0.53 for the three months ended June 30, 2025, a $0.01 increase compared to the same period in 2024.

Net income available to common shareholders was $187.1 million for the six months ended June 30, 2025, a $35.3 million increase compared to $151.8 million for the same period in 2024. Net income available to common shareholders per diluted share was $1.02 for the six months ended June 30, 2025, a $0.13 increase compared to the same period in 2024.

Six Months Ended June 30, 2025 Results were Impacted by the Following Items:

•NIM of 3.45%, an 8 bps increase compared to 3.37% for the same period in 2024.

•Net interest income of $506.1 million, a $57.5 million increase compared to $448.7 million for the same period in 2024.

•Provision for credit losses of $22.5 million resulting in an ACL attributable to net loans of $377.3 million, or 1.57% of total net loans as of June 30, 2025.

•Non-interest income of $136.4 million, a $13.8 million decrease compared to $150.1 million for the same period in 2024.

•Non-interest expense of $382.3 million, a $5.2 million increase compared to $377.1 million for the same period in 2024.

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

The Corporation's critical accounting policies are described in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
	(dollars in thousands, except per share data and share data)
Operating net income available to common shareholders
Net income available to common shareholders	$96,636	$92,413	$187,061	$151,792
Less: Other revenue	(9)	(708)	(131)	(859)
Less: Gain on acquisition, net of tax	—	(47,392)	—	(47,392)
Plus: Loss on securities restructuring	—	20,282	—	20,282
Plus: Core deposit intangible amortization	5,346	4,556	11,501	4,997
Plus: Acquisition-related expense	—	13,803	380	13,803
Plus: CECL Day 1 Provision	—	23,444	—	23,444
Plus: FDIC special assessment	—	—	—	956
Less: Gain on Sale-Leaseback Transaction	—	(20,266)	—	(20,266)
Plus: FultonFirst implementation and asset disposals	(270)	6,323	(317)	12,652
Less: Tax impact of adjustments	(1,064)	(9,961)	(2,401)	(11,552)
Operating net income available to common shareholders (numerator)	$100,639	$82,494	$196,093	$147,857

Weighted average shares (diluted) (denominator)	183,813	176,934	183,999	170,769

Operating net income available to common shareholders, per share (diluted)	$0.55	$0.47	$1.07	$0.87

Operating return on average assets
Net income	$99,198	$94,975	$192,185	$156,916
Less: Other revenue	(9)	(708)	(131)	(859)
Less: Gain on acquisition, net of tax	—	(47,392)	—	(47,392)
Plus: Loss on securities restructuring	—	20,282	—	20,282
Plus: Core deposit intangible amortization	5,346	4,556	11,501	4,997
Plus: Acquisition-related expense	—	13,803	380	13,803
Plus: CECL Day 1 Provision	—	23,444	—	23,444
Plus: FDIC special assessment	—	—	—	956
Less: Gain on Sale-Leaseback Transaction	—	(20,266)	—	(20,266)
Plus: FultonFirst implementation and asset disposals	(270)	6,323	(317)	12,652
Less: Tax impact of adjustments	(1,064)	(9,961)	(2,401)	(11,552)
Operating net income (numerator)	$103,201	$85,056	$201,217	$152,981

Total average assets	$31,901,574	$30,774,891	$31,936,401	$29,113,319
Less: Average net core deposit intangible	(71,282)	(68,234)	(74,145)	(36,836)
Total operating average assets (denominator)	$31,830,292	$30,706,657	$31,862,256	$29,076,483

Operating return on average assets(1)	1.30%	1.11%	1.27%	1.06%

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024

Operating return on average common shareholders' equity (tangible)
Net income available to common shareholders	$96,636	$92,413	$187,061	$151,792
Less: Other revenue	(9)	(708)	(131)	(859)
Less: Gain on acquisition, net of tax	—	(47,392)	—	(47,392)
Plus: Loss on securities restructuring	—	20,282	—	20,282
Plus: Intangible amortization	5,460	4,688	11,729	5,261
Plus: Acquisition-related expense	—	13,803	380	13,803
Plus: CECL Day 1 Provision	—	23,444	—	23,444
Plus: FDIC special assessment	—	—	—	956
Less: Gain on Sale-Leaseback Transaction	—	(20,266)	—	(20,266)
Plus: FultonFirst implementation and asset disposals	(270)	6,323	(317)	12,652
Less: Tax impact of adjustments	(1,088)	(9,989)	(2,449)	(11,607)
Adjusted net income available to common shareholders (numerator)	$100,729	$82,598	$196,273	$148,066

Average shareholders' equity	$3,304,015	$2,952,671	$3,279,208	$2,859,808
Less: Average preferred stock	(192,878)	(192,878)	(192,878)	(192,878)
Less: Average goodwill and intangible assets	(626,383)	(624,471)	(629,302)	(592,432)
Average tangible common shareholders' equity (denominator)	$2,484,754	$2,135,322	$2,457,028	$2,074,498
Operating return on average common shareholders' equity (tangible)(1)	16.26%	15.56%	16.11%	14.40%

Efficiency ratio
Non-interest expense	$192,811	$199,488	$382,270	$377,087
Less: Acquisition-related expense	—	(13,803)	(380)	(13,803)
Less: Intangible amortization	(5,460)	(4,688)	(11,729)	(5,261)
Less: FDIC special assessment	—	—	—	(956)
Plus: Gain on Sale-Leaseback Transaction	—	20,266	—	20,266
Less: FultonFirst implementation and asset disposals	270	(6,323)	317	(12,652)
Operating non-interest expense (numerator)	$187,621	$194,940	$370,478	$364,681

Net interest income	$254,921	$241,720	$506,107	$448,657
Tax equivalent adjustment	4,389	4,556	8,730	9,148
Plus: Total non-interest income	69,148	92,994	136,380	150,133
Less: Other revenue	(9)	(708)	(131)	(859)
Less: Gain on acquisition, net of tax	—	(47,392)	—	(47,392)
Plus: Investment securities losses (gains), net	—	20,282	2	20,282
Total revenue (denominator)	$328,449	$311,452	$651,088	$579,969
Efficiency ratio	57.1%	62.6%	56.9%	62.9%
(1) Results are annualized.

RESULTS OF OPERATIONS

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Net Interest Income

FTE net interest income was $259.3 million for the three months ended June 30, 2025, an increase of $13.0 million, compared to $246.3 million for the same period in 2024. For the three months ended June 30, 2025, NIM increased to 3.47%, or 4 bps, compared to the same period in 2024. The Corporation manages the risk associated with changes in interest rates through the techniques described within Part 1, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for the three months ended June 30, 2025 compared to the same period in 2024. Interest income and yields are presented on an FTE basis using a 21% federal tax rate as well as statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Three months ended June 30
	2025			2024
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(2)	$23,899,742	$349,490	5.86%	$23,345,914	$355,533	6.12%
Investment securities(3)	5,390,953	49,463	3.67	4,396,050	33,799	3.07
Other interest-earning assets	682,075	8,197	4.82	1,125,886	15,730	5.61
Total interest-earning assets	29,972,770	407,150	5.44	28,867,850	405,062	5.64
Noninterest-earning assets:
Cash and due from banks	277,880			302,381
Premises and equipment	186,989			203,166
Other assets	1,848,891			1,759,138
Less: ACL - loans(4)	(384,956)			(357,644)
Total Assets	$31,901,574			$30,774,891
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,800,881	$34,745	1.79%	$7,080,302	$31,748	1.80%
Savings and money market deposits	8,219,637	47,462	2.32	7,309,141	44,901	2.47
Brokered deposits	688,957	7,495	4.36	1,123,328	15,074	5.40
Time deposits	4,112,130	39,492	3.85	3,670,158	39,364	4.31
Total interest-bearing deposits	20,821,605	129,194	2.49	19,182,929	131,087	2.75
Borrowings and other interest-bearing liabilities	1,756,246	18,646	4.26	2,441,691	27,699	4.53
Total interest-bearing liabilities	22,577,851	147,840	2.62	21,624,620	158,786	2.95
Noninterest-bearing liabilities:
Demand deposits	5,303,997			5,460,025
Other liabilities	715,711			737,575
Total Liabilities	28,597,559			27,822,220
Total deposits	26,125,602		1.98%	24,642,954		2.14%
Total interest-bearing liabilities and non-interest bearing deposits (cost of funds)	27,881,848		2.13%	27,084,645		2.35%
Shareholders’ equity	3,304,015			2,952,671
Total Liabilities and Shareholders’ Equity	$31,901,574			$30,774,891
Net interest income/net interest margin (FTE)		259,310	3.47%		246,276	3.43%
Tax equivalent adjustment		(4,389)			(4,556)
Net interest income		$254,921			$241,720
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

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the three months ended June 30, 2025 compared to the same period in 2024:

	2025 versus 2024 Increase (decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE Interest income on:
Net loans(1)	$172,308	$(178,351)	$(6,043)
Investment securities	8,405	7,259	15,664
Other interest-earning assets	(5,550)	(1,983)	(7,533)
Total interest income	$175,163	$(173,075)	$2,088
Interest expense on:
Demand deposits	$8,228	$(5,231)	$2,997
Savings and money market deposits	60,848	(58,287)	2,561
Brokered deposits	(5,059)	(2,520)	(7,579)
Time deposits	71,867	(71,739)	128
Borrowings and other interest-bearing liabilities	(7,468)	(1,585)	(9,053)
Total interest expense	$128,416	$(139,362)	$(10,946)
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the second quarter of 2024, FTE total interest income for the second quarter of 2025 increased $2.1 million, or 0.5%, due to an increase of $175.2 million attributable to changes in volume, partially offset by a decrease of $173.1 million attributable to changes in yield. The increase due to changes in volume was largely due to an increase in average net loans in part due to loans acquired in the Republic First Transaction. The decrease due to changes in yield was primarily due to a decline in interest rates on average net loans and other interest-earning assets.

The yield on average total interest-earning assets decreased 20 bps for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to lower interest rates.

In the second quarter of 2025, interest expense decreased $10.9 million compared to the second quarter of 2024, primarily driven by a decrease of $139.4 million attributable to changes in rate, partially offset by an increase of $128.4 million attributable to changes in volume. The increase in interest expense attributable to changes in volume was driven by increases in average time deposits and average savings and money market deposits in part due to deposits assumed in the Republic First Transaction. The decrease in interest expense attributable to changes in rate was primarily due to lower interest rates.

The rate on average total interest-bearing liabilities decreased 33 bps for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to lower interest rates.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended June 30
	2025		2024		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$9,652,320	6.16%	$8,958,139	6.57%	$694,181	7.7%
Commercial and industrial	4,530,085	6.40	4,853,583	6.90	(323,498)	(6.7)
Real estate – residential mortgage	6,448,443	4.55	5,977,132	4.19	471,311	7.9
Real estate – home equity	1,179,109	6.86	1,117,367	7.33	61,742	5.5
Real estate – construction	1,172,138	6.81	1,430,057	7.42	(257,919)	(18.0)
Consumer	599,505	7.58	685,183	6.84	(85,678)	(12.5)
Leases and other loans(1)	318,142	4.93	324,453	6.05	(6,311)	(1.9)
Total loans	$23,899,742	5.86%	$23,345,914	6.12%	$553,828	2.4%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the second quarter of 2025, average net loans increased $553.8 million, or 2.4%, compared to the same period in 2024. The increase in average net loans was in part due to loans acquired in the Republic First Transaction.

The yield on total loans decreased 26 bps to 5.86% for the second quarter of 2025 compared to 6.12% for the same period in 2024.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended June 30
	2025		2024		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,303,997	—%	$5,460,025	—%	$(156,028)	(2.9)%
Interest-bearing demand	7,800,881	1.79	7,080,302	1.80	720,579	10.2
Savings and money market deposits	8,219,637	2.32	7,309,141	2.47	910,496	12.5
Total demand deposits and savings and money market deposits	21,324,515	1.55	19,849,468	1.55	1,475,047	7.4
Brokered deposits	688,957	4.36	1,123,328	5.40	(434,371)	(38.7)
Time deposits	4,112,130	3.85	3,670,158	4.31	441,972	12.0
Total deposits	$26,125,602	1.98%	$24,642,954	2.14%	$1,482,648	6.0%

Average total deposits increased $1.5 billion, or 6.0%, in the second quarter of 2025 compared to the same period in 2024. The increase in average total deposits was primarily due to increases of $910.5 million, $720.6 million and $442.0 million in average savings and money market deposits, average interest-bearing demand deposits and average time deposits, respectively. The increase in average deposits was in part due to deposits assumed in the Republic First Transaction.

The cost of deposits decreased 16 bps to 1.98% in the second quarter of 2025 compared to 2.14% for the same period in 2024 primarily due to lower interest rates.

Average borrowings and other interest-bearing liabilities and interest rates, by type, are summarized in the following table:

	Three months ended June 30
	2025		2024		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$1,099	4.46%	$32,637	5.97%	$(31,538)	(96.6)%
FHLB advances	712,198	4.42	833,726	4.64	(121,528)	(14.6)
Senior debt and subordinated debt	367,438	5.49	535,656	3.96	(168,218)	(31.4)
Other borrowings and interest-bearing liabilities(1)	675,511	3.36	1,039,672	4.51	(364,161)	(35.0)
Total borrowings and other interest-bearing liabilities	$1,756,246	4.26%	$2,441,691	4.53%	$(685,445)	(28.1)%
(1) Includes repurchase agreements, short-term promissory notes, capital leases and collateral liabilities.

Average total borrowings and other interest-bearing liabilities decreased $685.4 million, or 28.1%, in the second quarter of 2025 compared to the same period in 2024. The decrease in average total borrowings and other interest-bearing liabilities was due to decreases of $364.2 million, $168.2 million, $121.5 million and $31.5 million in average other borrowings and interest-bearing liabilities, average senior debt and subordinated debt, average FHLB advances and average Federal funds purchased, respectively.

In November 2024, the Corporation retired $168.8 million of subordinated notes issued in November 2014 and June 2015 which matured on November 15, 2024.

Provision for Credit Losses

The provision for credit losses was $8.6 million for the three months ended June 30, 2025 resulting in a $377.3 million allowance for credit losses attributable to net loans, or 1.57% of total net loans as of June 30, 2025, compared to a provision for credit losses of $32.1 million for the same period in 2024, resulting in a $375.9 million allowance for credit losses attributable to net loans, or 1.56% of total net loans as of June 30, 2024.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended June 30		Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Wealth management	$22,281	$20,990	$1,291	6.2%
Commercial banking:
Merchant and card	7,376	7,798	(422)	(5.4)
Cash management	8,376	6,966	1,410	20.2
Capital markets	2,945	2,585	360	13.9
Other commercial banking	4,734	4,061	673	16.6
Total commercial banking	23,431	21,410	2,021	9.4
Consumer banking:
Card	7,958	8,305	(347)	(4.2)
Overdraft	3,817	3,377	440	13.0
Other consumer banking	2,753	2,918	(165)	(5.7)
Total consumer banking	14,528	14,600	(72)	N/M
Mortgage banking	3,991	3,951	40	1.0
Other	4,917	4,933	(16)	N/M
Non-interest income before investment securities (losses) gains, net and gain on acquisition, net of tax	69,148	65,884	3,264	5.0
Gain on acquisition, net of tax	—	47,392	(47,392)	N/M
Investment securities (losses) gains, net	—	(20,282)	20,282	N/M
Total Non-Interest Income	$69,148	$92,994	$(23,846)	(25.6)%

Non-interest income for the three months ended June 30, 2025 decreased $23.8 million, or 25.6%, compared to the same period in 2024. Compared to the three months ended June 30, 2024, non-interest income before investment securities (losses) gains, net and gain on acquisition, net of tax, increased $3.3 million, or 5.0%. The increase in non-interest income before investment securities (losses) gains, net and gain on acquisition, net of tax, was primarily due to increases of $1.4 million in cash management fee income due to an increase in account analysis fees as commercial customers moved funds to interest-bearing deposit accounts and $1.3 million in wealth management revenues due to an increase in assets under management.

In May 2024, the Corporation sold $345.7 million of AFS investment securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher-yielding investment securities of a similar type and similar duration.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended June 30		Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Salaries and employee benefits	$107,346	$109,466	$(2,120)	(1.9)%
Data processing and software	18,262	20,357	(2,095)	(10.3)
Net occupancy	16,410	17,793	(1,383)	(7.8)
Other outside services	11,781	11,773	8	N/M
Intangible amortization	5,460	4,688	772	16.5
FDIC insurance	4,951	6,696	(1,745)	(26.1)
Equipment	4,100	4,561	(461)	(10.1)
Marketing	2,604	2,101	503	23.9
Professional fees	2,121	2,571	(450)	(17.5)
Other	20,046	19,622	424	2.2
Subtotal	$193,081	$199,628	$(6,547)	(3.3)%
Gain on Sale-Leaseback Transaction	—	(20,266)	20,266	N/M
FultonFirst implementation and asset disposals	(270)	6,323	(6,593)	N/M
Acquisition-related expenses	—	13,803	(13,803)	N/M
Total non-interest expense	$192,811	$199,488	$(6,677)	(3.3)%

Non-interest expense for the three months ended June 30, 2025 decreased $6.7 million, or 3.3%, compared to the same period in 2024. Excluding the gain on Sale-Leaseback Transaction, FultonFirst implementation and asset disposals and acquisition-related expenses, non-interest expense decreased $6.5 million, or 3.3%. The decrease in non-interest expense before gain on Sale-Leaseback Transaction, FultonFirst implementation and asset disposals and acquisition-related expenses was primarily due to decreases of $2.1 million in salaries and employee benefits expense driven by a reduction in employee base salaries expense, in part due to the Republic First Transaction and FultonFirst initiative, and $2.1 million in data processing and software expense, $1.7 million in FDIC insurance expense and $1.4 million in net occupancy expense, all primarily due to cost savings realized from the Republic First Transaction, partially offset by an increase of $0.8 million in intangible amortization expense driven by an increase in CDI amortization expense resulting from the Republic First Transaction.

Income Taxes

Income tax expense for the three months ended June 30, 2025 was $23.5 million, a $15.3 million increase compared to the same period in 2024. The Corporation's ETR was 19.1% for the three months ended June 30, 2025 compared to 7.9% for the same period in 2024. Excluding the impact from the $47.4 million gain on acquisition, net of tax, the Corporation's ETR was 14.7% for the same period in 2024.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Net Interest Income

FTE net interest income was $514.8 million for the six months ended June 30, 2025, an increase of $57.0 million, compared to $457.8 million for the same period in 2024. For the six months ended June 30, 2025, NIM increased to 3.45%, or 8 bps, compared to the same period in 2024. The following table provides a comparative average balance sheet and net interest income analysis for the six months ended June 30, 2025 compared to the same period in 2024. Interest income and yields are presented on an FTE basis using a 21% federal tax rate as well as statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Six months ended June 30
	2025			2024
	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(2)	$23,953,003	$697,115	5.86%	$22,357,972	$669,414	6.02%
Investment securities(3)	5,295,507	96,706	3.65	4,189,901	60,847	2.90
Other interest-earning assets	737,302	17,361	4.74	699,547	19,059	5.47
Total interest-earning assets	29,985,812	811,182	5.44	27,247,420	749,320	5.52
Noninterest-earning assets:
Cash and due from banks	289,822			292,638
Premises and equipment	189,108			213,270
Other assets	1,856,900			1,686,941
Less: ACL - loans(4)	(385,241)			(326,950)
Total Assets	$31,936,401			$29,113,319
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,777,364	$68,934	1.79%	$6,338,513	$52,248	1.66%
Savings and money market deposits	8,134,377	92,563	2.29	6,989,186	83,699	2.41
Brokered deposits	796,243	17,533	4.44	1,103,356	29,728	5.42
Time deposits	4,081,913	81,055	4.00	3,319,249	68,986	4.18
Total interest-bearing deposits	20,789,897	260,085	2.52	17,750,304	234,661	2.66
Borrowings and other interest-bearing liabilities	1,755,577	36,260	4.17	2,525,034	56,854	4.49
Total interest-bearing liabilities	22,545,474	296,345	2.65	20,275,338	291,515	2.89
Noninterest-bearing liabilities:
Demand deposits	5,357,731			5,260,550
Other liabilities	753,988			717,623
Total Liabilities	28,657,193			26,253,511
Total deposits	26,147,628		2.01	23,010,854		2.05
Total interest-bearing liabilities and non-interest-bearing deposits (cost of funds)	27,903,205		2.14	25,535,888		2.29
Shareholders’ equity	3,279,208			2,859,808
Total Liabilities and Shareholders’ Equity	$31,936,401			$29,113,319
Net interest income/net interest margin (FTE)		514,837	3.45%		457,805	3.37%
Tax equivalent adjustment		(8,730)			(9,148)
Net interest income		$506,107			$448,657
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

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the six months ended June 30, 2025 in comparison to the same period in 2024:

	2025 versus 2024 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE interest income on:
Net loans(1)	$125,298	$(97,597)	$27,701
Investment securities	18,110	17,749	35,859
Other interest-earning assets	5,442	(7,140)	(1,698)
Total interest income	$148,850	$(86,988)	$61,862
Interest expense on:
Demand deposits	$12,406	$4,280	$16,686
Savings and money market deposits	32,741	(23,877)	8,864
Brokered deposits	(7,393)	(4,802)	(12,195)
Time deposits	30,457	(18,388)	12,069
Borrowings and other interest-bearing liabilities	(16,690)	(3,904)	(20,594)
Total interest expense	$51,521	$(46,691)	$4,830
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the same period in 2024, FTE total interest income for the six months ended June 30, 2025 increased $61.9 million, or 8.3%, due to an increase of $148.9 million attributable to changes in volume, of which $125.3 million was attributable to average net loans, partially offset by a decrease of $87.0 million attributable to changes in yield, primarily attributable to average net loans. The increase in the average balance of net loans for the six months ended June 30, 2025 compared to the same period in 2024 was in part due to loans acquired in the Republic First Transaction.

The yield on average total interest-earning assets decreased 8 bps for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a decline in interest rates.

For the six months ended June 30, 2025, interest expense increased $4.8 million compared to the same period in 2024, primarily driven by an increase of $51.5 million attributable to changes in volume, partially offset by a decrease of $46.7 million attributable to changes in rate. The increase in interest expense attributable to changes in volume was driven by increases in average savings and money market deposits and average balance of time deposits in part due to deposits assumed in the Republic First Transaction. The decrease in interest expense attributable to changes in rate was primarily due to a decline in interest rates.

The rate on average total interest-bearing liabilities decreased 24 bps for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a decline in interest rates.

Average loans and average FTE yields, by type, are summarized in the following table:

	Six months ended June 30
	2025		2024		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$9,653,793	6.20%	$8,562,077	6.46%	$1,091,716	12.8%
Commercial and industrial	4,569,027	6.40	4,685,383	6.79	(116,356)	(2.5)
Real estate - residential mortgage	6,408,432	4.51	5,665,518	4.08	742,914	13.1
Real estate - home equity	1,169,961	6.85	1,078,344	7.33	91,617	8.5
Real estate – construction	1,233,770	6.97	1,335,348	7.43	(101,578)	(7.6)
Consumer	607,578	7.30	703,353	6.64	(95,775)	(13.6)
Leases and other loans (1)	310,442	4.96	327,949	5.38	(17,507)	(5.3)
Total loans	$23,953,003	5.86%	$22,357,972	6.02%	$1,595,031	7.1%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the six months ended June 30, 2025, average net loans increased $1.6 billion, or 7.1%, compared to the same period in 2024. The increase in average net loans was largely due to loans acquired in the Republic First Transaction.

The yield on total loans decreased 16 bps for the first six months of 2025 compared to the same period in 2024 primarily due to lower interest rates.

Average deposits and average interest rates, by type, are summarized in the following table:

	Six months ended June 30
	2025		2024		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,357,731	—%	$5,260,550	—%	$97,181	1.8%
Interest-bearing demand	7,777,364	1.79	6,338,513	1.66	1,438,851	22.7
Savings and money market deposits	8,134,377	2.29	6,989,186	2.41	1,145,191	16.4
Total demand deposits and savings and money market deposits	21,269,472	1.53	18,588,249	1.47	2,681,223	14.4
Brokered deposits	796,243	4.44	1,103,356	5.42	(307,113)	(27.8)
Time deposits	4,081,913	4.00	3,319,249	4.18	762,664	23.0
Total deposits	$26,147,628	2.01%	$23,010,854	2.05%	$3,136,774	13.6%

During the six months ended June 30, 2025, average total deposits increased $3.1 billion, or 13.6%, compared to the same period in 2024. The increase in average total deposits was primarily due to increases of $1.4 billion, $1.1 billion and $762.7 million in average interest-bearing demand deposits, average savings and money market deposits and average time deposits, respectively, partially offset by a decrease of $307.1 million in average brokered deposits. The increase in average deposits was largely due to deposits assumed in the Republic First Transaction.

The cost of total deposits decreased 4 bps to 2.01% for the first six months of 2025 compared to 2.05% for the same period of 2024 primarily due to a decline in interest rates.

Average borrowings and other interest-bearing liabilities and interest rates, by type, are summarized in the following table:

	Six months ended June 30
	2025		2024		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$552	4.46%	$103,148	5.52%	$(102,596)	(99.5)
FHLB advances	710,790	4.48	868,308	4.72	(157,518)	(18.1)
Senior debt and subordinated debt	367,398	4.69	535,567	3.96	(168,169)	(31.4)
Other borrowings and interest-bearing liabilities(1)	676,837	3.48	1,018,011	4.30	(341,174)	(33.5)
Total borrowings and other interest-bearing liabilities	$1,755,577	4.17%	$2,525,034	4.49%	$(769,457)	(30.5)%
(1) Includes repurchase agreements, short-term promissory notes and capital leases and collateral liabilities.

Average borrowings and other interest-bearing liabilities decreased $769.5 million, or 30.5%, in the first six months of 2025 compared to the same period in 2024. The decrease in average borrowings and other interest-bearing liabilities was due to decreases of $341.2 million, $168.2 million, $157.5 million and $102.6 million in average other borrowings and interest-bearing liabilities, average senior debt and subordinated debt, average FHLB advances and average Federal funds purchased, respectively.

In November 2024, the Corporation retired $168.8 million of subordinated notes issued in November 2014 and June 2015 which matured on November 15, 2024.

Provision for Credit Losses

The provision for credit losses was $22.5 million for the six months ended June 30, 2025 compared to $43.0 million for the same period in 2024. The $20.5 million decrease in the provision for credit losses compared to the same period in 2024 was primarily due to a $23.4 provision for credit losses for non-PCD loans recorded as a result of the Republic First Transaction in the second quarter of 2024.

Non-Interest Income

The following table presents the components of non-interest income:

	Six months ended June 30		Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Wealth management	$44,066	$41,144	$2,922	7.1%
Commercial banking:
Merchant and card	13,967	14,607	(640)	(4.4)
Cash management	16,175	13,271	2,904	21.9
Capital markets	5,356	4,926	430	8.7
Other commercial banking	9,262	7,434	1,828	24.6
Total commercial banking	44,760	40,238	4,522	11.2
Consumer banking:
Card	15,502	14,933	569	3.8
Overdraft	7,112	6,163	949	15.4
Other consumer banking	4,982	5,172	(190)	(3.7)
Total consumer banking	27,596	26,268	1,328	5.1
Mortgage banking	7,130	7,041	89	1.3
Other	12,830	8,332	4,498	54.0
Non-interest income before investment securities (losses) gains, net and gain on acquisition, net of tax	136,382	123,023	13,359	10.9
Gain on acquisition, net of tax	—	47,392	(47,392)	(100.0)
Investment securities (losses) gains, net	(2)	(20,282)	20,280	(100.0)
Total Non-Interest Income	$136,380	$150,133	$(13,753)	(9.2)%

Non-interest income for the six months ended June 30, 2025 decreased $13.8 million, or 9.2%, compared to the same period in 2024. Excluding investment securities (losses) gains, net and gain on acquisition, net of tax, non-interest income increased $13.4 million or 10.9%. The increase in non-interest income before investment securities (losses) gains, net and gain on acquisition, net of tax, was primarily due to increases of $2.9 million in wealth management revenues due to an increase in assets under management, $2.9 million in cash management fee income due to an increase in account analysis fees as customers moved funds to interest-bearing deposit accounts and $4.5 million in income from equity method investments, reflected in other non-interest income.

In May 2024, the Corporation sold $345.7 million of AFS investment securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher-yielding investment securities of a similar type and similar duration.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Six months ended June 30		Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Salaries and employee benefits	$210,871	$204,705	$6,166	3.0%
Data processing and software	36,861	38,018	(1,157)	(3.0)
Net occupancy	34,617	33,943	674	2.0
Other outside services	23,485	22,582	903	4.0
Intangible amortization	11,729	5,261	6,468	N/M
FDIC insurance	10,549	12,800	(2,251)	(17.6)
Equipment	8,249	8,602	(353)	(4.1)
Marketing	5,124	4,012	1,112	27.7
Professional fees	913	4,659	(3,746)	(80.4)
Other	39,809	36,316	3,493	9.6
Subtotal	382,207	370,898	11,309	3.0
Gain on Sale-Leaseback Transaction	—	(20,266)	20,266	N/M
FultonFirst implementation and asset disposals	(317)	12,652	(12,969)	N/M
Acquisition-related expenses	380	13,803	(13,423)	(97.2)%
Total non-interest expense	$382,270	$377,087	$5,183	1.4%

Non-interest expense for the six months ended June 30, 2025 increased $5.2 million, or 1.4%, compared to the same period in 2024. Excluding the gain on Sale-Leaseback Transaction, FultonFirst implementation and asset disposals and acquisition-related expenses, non-interest expense increased $11.3 million, or 3.0%, for the six months ended June 30, 2025 compared to the same period in 2024. The increase in non-interest expense was largely due to increases of $6.5 million in intangible amortization driven by CDI amortization expense resulting from the Republic First Transaction and $6.2 million in salaries and employee benefits primarily due to an increase in incentive compensation expense and annual merit increases.

Income Taxes

The Corporation's ETR was 19.2% for the six months ended June 30, 2025, compared to 12.2% for the same period in 2024. Excluding the impact from the $47.4 million gain on acquisition, net of tax, the Corporation's ETR was 16.6% for the same period in 2024.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets:

	June 30, 2025	December 31, 2024	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$804,664	$1,063,871	$(259,207)	(24.4)%
FRB and FHLB Stock	141,515	139,574	1,941	1.4
Loans held for sale	23,281	25,618	(2,337)	(9.1)
Investment securities	5,093,027	4,806,468	286,559	6.0
Net loans, less ACL - loans	23,635,202	23,665,763	(30,561)	(0.1)
Net premises and equipment	184,290	195,527	(11,237)	(5.7)
Goodwill and intangibles	623,729	635,458	(11,729)	(1.8)
Other assets	1,534,740	1,539,531	(4,791)	(0.3)
Total Assets	$32,040,448	$32,071,810	$(31,362)	(0.1)%
Liabilities and Shareholders' Equity
Deposits	$26,138,067	$26,129,433	$8,634	N/M
Borrowings	1,773,900	1,782,048	(8,148)	(0.5)
Other liabilities	799,235	963,004	(163,769)	(17.0)
Total Liabilities	28,711,202	28,874,485	(163,283)	(0.6)
Total Shareholders' Equity	3,329,246	3,197,325	131,921	4.1
Total Liabilities and Shareholders' Equity	$32,040,448	$32,071,810	$(31,362)	(0.1)%

Investment Securities

The following table presents the carrying amount of investment securities:

	June 30, 2025	December 31, 2024	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
State and municipal securities	$774,749	$814,887	$(40,138)	(4.9)%
Corporate debt securities	264,098	300,370	(36,272)	(12.1)
Collateralized mortgage obligations	1,172,238	788,885	383,353	48.6
Residential mortgage-backed securities	896,735	989,875	(93,140)	(9.4)
Commercial mortgage-backed securities	512,049	516,882	(4,833)	(0.9)
Total AFS investment securities	3,619,869	3,410,899	208,970	6.1
Held to Maturity
Residential mortgage-backed securities	618,955	537,856	81,099	15.1
Commercial mortgage-backed securities	854,203	857,713	(3,510)	(0.4)
Total HTM securities	1,473,158	1,395,569	77,589	5.6

Total Investment Securities	$5,093,027	$4,806,468	$286,559	6.0%

Compared to December 31, 2024, total AFS investment securities at June 30, 2025 increased $209.0 million, or 6.1%. The increase in AFS investment securities at June 30, 2025 compared to December 31, 2024 was primarily due to a $383.4 million increase in collateralized mortgage obligations, partially offset by decreases of $93.1 million, $40.1 million and $36.3 million in residential mortgage-backed securities, state and municipal securities and corporate debt securities, respectively.

Compared to December 31, 2024, total HTM investment securities at June 30, 2025 increased $77.6 million, or 5.6%. The increase in HTM investment securities at June 30, 2025 compared to December 31, 2024 was driven by an increase of $81.1 million in residential mortgage-backed securities.

Loans

The following table presents ending net loans outstanding by type:

	June 30, 2025	December 31, 2024	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate - commercial mortgage	$9,678,038	$9,601,858	$76,180	0.8%
Commercial and industrial	4,541,765	4,605,589	(63,824)	(1.4)%
Real estate - residential mortgage	6,511,687	6,349,643	162,044	2.6%
Real estate - home equity	1,193,410	1,160,616	32,794	2.8%
Real estate - construction	1,155,099	1,394,899	(239,800)	(17.2)%
Consumer	583,949	616,856	(32,907)	(5.3)%
Leases and other loans(1)	348,591	315,458	33,133	10.5%
Net loans	$24,012,539	$24,044,919	$(32,380)	(0.1)%
(1) Includes unearned income of $38.7 million and $35.6 million as of June 30, 2025 and December 31, 2024, respectively.

During the six months ended June 30, 2025, net loans decreased $32.4 million, or 0.1%, compared to December 31, 2024. The decrease in net loans during the first six months of 2025 was primarily due to decreases of $239.8 million in construction loans and $63.8 million in commercial and industrial loans, partially offset by increases of $162.0 million in residential mortgage loans and $76.2 million in commercial mortgage loans.

The Corporation does not have a significant concentration of credit risk with any single borrower. As of June 30, 2025, approximately $10.8 billion, or 45.1%, of the loan portfolio was comprised of commercial mortgage loans and construction loans.

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

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	June 30, 2025	December 31, 2024
Real estate(1)	39.6%	39.5%
Health care	6.8	6.3
Manufacturing	6.5	5.1
Retail	6.1	6.6
Other services	5.0	5.3
Agriculture	5.0	5.3
Construction(2)	4.7	4.3
Hospitality and food services	3.8	4.0
Wholesale trade	3.4	3.4
Educational services	3.0	3.0
Professional, scientific and technical services	2.7	2.7
Arts, entertainment and recreation	2.4	2.4
Finance and Insurance	1.5	1.6
Transportation and warehousing	1.3	1.5
Public administration	1.3	1.3
Administrative and Support	1.2	1.2
Other	5.7	6.5
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of renting, leasing or managing real estate for others, selling and/or buying real estate for others and appraising real estate.
(2) Includes commercial loans to borrowers engaged in the construction industry.

The commercial mortgage loan portfolio consists of 45.2% owner occupied commercial mortgage loans and 54.8% of non-owner occupied commercial mortgage loans as of June 30, 2025. The following table summarizes the non-owner occupied commercial mortgage loan portfolio and the percent to total net loans.

	June 30, 2025		December 31, 2024
	$	% of Total Net Loans	$	% of Total Net Loans
	(dollars in thousands)
Multi-family	$1,581,776	6.6%	$1,543,943	6.4%
Retail trade	1,089,746	4.5	1,097,712	4.6
Industrial	874,564	3.6	829,354	3.4
Office	755,139	3.1	761,929	3.2
Hospitality and food services	432,039	1.8	470,907	2.0
Other	566,120	2.5	527,661	2.2
Total non-owner occupied commercial mortgage loans	$5,299,384	22.1%	$5,231,506	21.8%

The following table summarizes the commercial mortgage office non-owner occupied loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	June 30, 2025			December 31, 2024
	Outstanding Balance	Total Commitment	Weighted Average LTV(1)	Outstanding Balance	Total Commitment	Weighted Average LTV(1)
	(dollars in thousands)
Philadelphia(2)	$350,162	$382,082	61%	$339,164	$369,758	62%
New York(3)	76,674	79,436	62	96,129	100,893	59
Washington, D.C.(4)	86,112	86,112	70	87,688	87,688	55
Baltimore (5)	84,652	85,772	62	75,318	76,453	58
Other	157,539	166,449	65	163,630	171,442	61
Total office non-owner occupied commercial real estate	$755,139	$799,851	63%	$761,929	$806,234	60%
(1) Weighted average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) New York-Newark-Jersey City, NY-NJ-PA.
(4) Washington-Arlington-Alexandria, DC-VA-MD-WV.
(5) Baltimore-Columbia-Towson, MD.

The non-owner occupied commercial mortgage office loan portfolio table above excludes commercial construction loans secured by office property collateral with a total outstanding balance of $1.7 million and outstanding loan commitment of $2.8 million as of June 30, 2025.

The following table summarizes the non-owner occupied commercial mortgage multi-family loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	June 30, 2025			December 31, 2024
	Outstanding Balance	Total Commitment	Weighted Average LTV(1)	Outstanding Balance	Total Commitment	Weighted Average LTV(1)
	(dollars in thousands)
Philadelphia(2)	$708,713	$725,561	62%	$707,826	$738,256	62%
New York(3)	116,674	122,127	65	124,321	130,238	64
Baltimore(4)	93,990	93,990	56	108,384	108,680	59
Washington, D.C.(5)	50,463	53,721	54	28,145	31,121	48
Lancaster, PA	130,895	131,635	66	135,891	146,593	69
Other	481,041	542,145	57	439,376	479,884	59
Total multi-family non-owner occupied commercial real estate	$1,581,776	$1,669,179	60%	$1,543,943	$1,634,772	62%
(1) Weighted average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) New York-Newark-Jersey City, NY-NJ-PA.
(4) Baltimore-Columbia-Towson, MD.
(5) Washington-Arlington-Alexandria, DC-VA-MD-WV.

The non-owner occupied commercial mortgage multi-family loan table above excludes commercial construction loans secured by multi-family property collateral with a total outstanding loan balance of $356.8 million and outstanding loan commitments of $566.0 million as of June 30, 2025.

The following table presents the changes in non-accrual loans for the three and six months ended June 30, 2025:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Leases and other loans	Total
	(dollars in thousands)
Three months ended June 30, 2025
Balance at March 31, 2025	$34,569	$86,528	$3,666	$27,226	$8,131	$2,306	$162,426
Additions	15,440	37,980	21,286	1,939	1,256	397	78,298
Payments	(5,069)	(31,853)	—	(2,487)	(1,098)	(268)	(40,775)
Charge-offs (1)	(5,780)	(6,402)	(100)	(258)	(1,116)	(397)	(14,053)
Transfers to accrual status	(45)	(2,218)	—	(82)	(88)	—	(2,433)
Transfers to OREO	—	—	—	(521)	—	—	(521)
Balance at June 30, 2025	$39,115	$84,035	$24,852	$25,817	$7,085	$2,038	$182,942

Six months ended June 30, 2025
Balance at December 31, 2024	$42,217	$99,497	$1,746	$25,400	$8,599	$11,834	$189,293
Additions	25,695	85,360	25,980	5,217	3,917	1,925	148,094
Payments	(19,107)	(77,423)	(2,534)	(3,173)	(1,818)	(9,797)	(113,852)
Charge-offs (1)	(9,645)	(18,508)	(100)	(601)	(3,309)	(1,924)	(34,087)
Transfers to accrual status	(45)	(4,891)	—	(82)	(304)	—	(5,322)
Transfers to OREO	—	—	(240)	(944)	—	—	(1,184)
Balance at June 30, 2025	$39,115	$84,035	$24,852	$25,817	$7,085	$2,038	$182,942
(1) Overdrafts excluded from charge-offs.

During the six months ended June 30, 2025, non-accrual loans decreased by approximately $6.4 million, or 3.4%, largely due to $113.9 million in payments, $34.1 million in charge-offs and $5.3 million in transfers to accrual status, partially offset by $148.1 million in additions. During the six months ended June 30, 2025, non-accrual loans as a percentage of total net loans decreased to 0.76% compared to 0.79% as of December 31, 2024.

The following table presents non-performing assets for the periods shown below:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Non-accrual loans	$182,942	$189,293
Loans 90 days or more past due and still accruing	29,949	30,781
Total non-performing loans	212,891	220,074
OREO(1)	2,706	2,621
Total non-performing assets	$215,597	$222,695
Non-accrual loans to total net loans	0.76%	0.79%
Non-performing loans to total net loans	0.89%	0.92%
Non-performing assets to total assets	0.67%	0.69%
ACL - loans to non-performing loans	177%	172%
(1) Excludes $13.9 million and $17.5 million of residential mortgage properties for which formal foreclosure proceedings were in process as of June 30, 2025 and December 31, 2024, respectively.

Non-performing loans as of June 30, 2025 were $212.9 million, a decrease of $7.2 million, or 3.3%, compared to $220.1 million as of December 31, 2024. The decrease in non-performing loans during the first six months of 2025 was primarily due to payments, charge-offs and transfers to accrual status, partially offset by additions. Non-performing loans as a percentage of total net loans was 0.89% and 0.92% as of June 30, 2025 and December 31, 2024, respectively.

The Corporation's ability to identify potential problem loans in a timely manner is important to maintaining an adequate ACL. For commercial and industrial loans, commercial mortgage loans, commercial construction loans and leases and other loans, an internal risk rating process is used to monitor credit quality. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals and consumer loans is based on payment history through the monitoring of delinquency levels and trends.

Total internally risk-rated loans were $15.5 billion and $15.4 billion as of June 30, 2025 and December 31, 2024, respectively, of which $1.7 billion were criticized and classified loans at June 30, 2025 compared to $1.8 billion at December 31, 2024.

The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgage loans, commercial and industrial loans and construction loans to commercial borrowers, by class segment:

	Special Mention(1)		Increase (Decrease)		Substandard or Lower(2)		Increase (Decrease)		Total Criticized and Classified Loans
	June 30, 2025	December 31, 2024	$	%	June 30, 2025	December 31, 2024	$	%	June 30, 2025	December 31, 2024
	(dollars in thousands)
Real estate - commercial mortgage	$488,432	$531,423	$(42,991)	(8.1)%	$548,610	$522,377	$26,233	5.0%	$1,037,042	$1,053,800
Commercial and industrial	207,979	238,809	(30,830)	(12.9)	325,821	335,246	(9,425)	(2.8)	533,800	574,055
Real estate -construction(3)	40,514	161,310	(120,796)	(74.9)	64,263	47,183	17,080	36.2	104,777	208,493
Leases and other loans	4,514	—	4,514	NM	7,068	—	7,068	NM	11,582	—
Total	$741,439	$931,542	$(190,103)	(20.4)%	$945,762	$904,806	$40,956	4.5%	$1,687,201	$1,836,348

% of total risk rated loans	4.8%	6.1%			6.1%	5.9%			10.9%	11.9%
(1) Considered "criticized" loans by banking regulators.
(2) Considered "classified" loans by banking regulators.
(3) Excludes residential real estate - construction.

Compared to December 31, 2024, total criticized and classified loans decreased $149.1 million driven by a decrease of $190.1 million in special mention loans, partially offset by an increase of $41.0 million in substandard or lower loans.

The Corporation accounts for the credit risk associated with lending activities through the ACL and the provision for credit losses.

The following table presents the activity in the ACL:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
	(dollars in thousands)
Average balance of net loans	$23,899,742	$23,345,914	$23,953,003	$22,357,972

Balance of ACL at beginning of period	$379,677	$297,888	$379,156	$293,404

CECL Day 1 Provision for credit losses(1)	—	23,444	—	23,444
Initial PCD allowance for credit losses	—	55,906	—	55,906

Loans charged off:
Real estate - commercial mortgage	(6,402)	(7,853)	(18,508)	(7,879)
Commercial and industrial	(5,780)	(2,955)	(9,645)	(10,587)
Real estate - residential mortgage	(258)	(35)	(601)	(286)
Consumer and real estate - home equity	(1,885)	(1,766)	(4,078)	(4,004)
Real estate - construction	(100)	—	(100)	—
Leases and other loans	(1,491)	(1,398)	(3,018)	(2,203)
Total loans charged off	(15,916)	(14,007)	(35,950)	(24,959)
Recoveries of loans previously charged off:
Real estate - commercial mortgage	133	146	507	298
Commercial and industrial	2,628	796	8,580	2,044
Real estate - residential mortgage	203	122	377	238
Consumer and real estate - home equity	899	1,161	1,559	1,837
Real estate - construction	99	233	181	233
Leases and other loans	240	247	441	409
Total recoveries of loans previously charged-off	4,202	2,705	11,645	5,059
Net loans charged off (recoveries)	(11,714)	(11,302)	(24,305)	(19,900)
Provision for credit losses(1)(2)	9,374	10,005	22,486	23,087
Balance of ACL at end of period	$377,337	$375,941	$377,337	$375,941
Provision for OBS credit exposures(1)	$(767)	$(1,393)	$19	$(3,550)
Reserve for OBS credit exposures(3)	$14,180	$14,540	$14,180	$14,540
Net charge-offs to average loans (annualized)	0.20%	0.19%	0.20%	0.18%
(1) These amounts are reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision for credit losses includes only the portion related to net loans.
(3) Reserve for OBS credit exposures is recorded within other liabilities on the Consolidated Balance Sheets.

The provision for credit losses, specific to net loans, for the three months ended June 30, 2025 was $9.4 million compared to a provision of $10.0 million for the same period in 2024. The provision for credit losses, specific to net loans, for the six months ended June 30, 2025 was $22.5 million compared to $23.1 million for the same period in 2024. During the second quarter of 2024, a provision for credit losses of $23.4 million was recorded for non-PCD Loans acquired in the Republic First Transaction. Additionally, included in the ACL during the second quarter of 2024 was $55.9 million recorded for PCD Loans acquired in the Republic First Transaction.

The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See "Note 5 - Loans and Allowance for Credit Losses" of the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements" for additional details.

The following table summarizes the allocation of the ACL - loans:

	June 30, 2025			December 31, 2024
	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)
	(dollars in thousands)
Real estate - commercial mortgage	$153,383	40.6%	40.3%	$158,181	41.7%	39.9%
Commercial and industrial	97,520	25.8	18.9	92,212	24.3	19.2
Real estate - residential mortgage	82,356	21.8	27.1	81,331	21.5	26.4
Consumer, home equity and leases and other loans	23,342	6.2	8.9	22,292	5.9	8.7
Real estate - construction	20,736	5.6	4.8	25,140	6.6	5.8
Total ACL - loans	$377,337	100.0%	100.0%	$379,156	100.0%	100.0%
(1) Ending ACL - loan portfolio segment balance as a percentage of total ACL - loans.
(2) Ending loan portfolio segment balances as a percentage of total net loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits by type:

	June 30, 2025	December 31, 2024	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,337,771	$5,499,760	$(161,989)	(2.9)%
Interest-bearing demand	7,593,083	7,843,604	(250,521)	(3.2)
Savings and money market deposits	8,271,925	7,792,114	479,811	6.2
Total demand and savings	21,202,779	21,135,478	67,301	0.3
Brokered deposits	817,398	843,857	(26,459)	(3.1)
Time deposits	4,117,890	4,150,098	(32,208)	(0.8)
Total deposits	$26,138,067	$26,129,433	$8,634	N/M

During the six months ended June 30, 2025, total deposits increased by $8.6 million compared to December 31, 2024. The increase in total deposits was primarily due to an increase of $479.8 million in savings and money market deposits, partially offset by decreases of $250.5 million, $162.0 million and $32.2 million in interest-bearing demand deposits, noninterest-bearing demand deposits and time deposits, respectively.

Total uninsured deposits (excluding intra-Company deposits) were estimated to be $9.2 billion and $9.4 billion as of June 30, 2025 and December 31, 2024, respectively.

Time deposits of $250 thousand or more were $1.1 billion and $1.0 billion as of June 30, 2025 and December 31, 2024, respectively.

The following table presents ending borrowings by type:

	June 30, 2025	December 31, 2024	Increase (Decrease)
			$	%
	(dollars in thousands)
FHLB advances	$800,000	$850,000	$(50,000)	(5.9)
Senior debt and subordinated debt	367,476	367,316	160	N/M
Other borrowings(1)	606,424	564,732	41,692	7.4
Total borrowings	$1,773,900	$1,782,048	$(8,148)	(0.5)%

(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During the six months ended June 30, 2025, total borrowings decreased $8.1 million, or 0.5%, compared to December 31, 2024. The decrease in total borrowings was primarily due to a decrease in FHLB advances of $50.0 million, partially offset by an increase in other borrowings of $41.7 million.

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

During the six months ended June 30, 2025, 553,767 shares of common stock were repurchased under the 2025 Repurchase Program at a total cost of $9.0 million or $16.28 per share.

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

As of June 30, 2025, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of June 30, 2025, Fulton Bank met the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the Capital Rules. There were no other conditions or events since June 30, 2025 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	June 30, 2025	December 31, 2024	Regulatory Minimum for Capital Adequacy	With Capital Conservation Buffer
Total Risk-Based Capital (to Risk-Weighted Assets)	14.7%	14.3%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	12.1%	11.5%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	11.3%	10.8%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.4%	9.0%	4.0%	4.0%

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

The Corporation's policy limits the potential exposure of net interest income in a parallel instantaneous shock to 10% of the base case net interest income for a 100 bps shock in interest rates, 15% for a 200 bps shock, 20% for a 300 bps shock and 25% for a 400 bps shock. A "shock" is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet, nor does it take into account the potential effects of competition on the pricing of deposits and loans over the forward 12-month period. As of June 30, 2025, the Corporation was within the policy limits for exposure of net interest income for every 100 bps parallel instantaneous shock.

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

The following table summarizes the expected impact of interest rate changes in rate-ramp scenarios over a 12-month period, that is, a gradual parallel shift and a gradual non-parallel shift, on net interest income as of June 30, 2025:

	Parallel Shift		Non-Parallel Shift
Rate Ramp(1)	Annual change in net interest income	% change in net interest income	Annual change in net interest income	% change in net interest income
+400 bp	+ $33.5 million	+3.0%	+ $24.8 million	+2.2%
+300 bp	+ $27.1 million	+2.4%	+ $20.6 million	+1.8%
+200 bp	+ $20.3 million	+1.8%	+ $15.9 million	+1.4%
+100 bp	+ $12.3 million	+1.1%	+ $10.2 million	+0.9%
–100 bp	- $7.9 million	-0.7%	- $6.0 million	-0.5%
–200 bp	- $15.3 million	-1.4%	- $9.8 million	-0.9%
–300 bp	- $22.6 million	-2.0%	- $13.7 million	-1.2%
–400 bp	- $30.6 million	-2.7%	- $18.4 million	-1.7%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

The following table summarizes the expected impact of abrupt interest rate changes, that is, a parallel instantaneous shock and a non-parallel instantaneous shock, on net interest income as of June 30, 2025:

	Parallel Instantaneous Shock		Non-Parallel Instantaneous Shock
Rate Shock(1)	Annual change in net interest income	% change in net interest income	Annual change in net interest income	% change in net interest income
+400 bp	+ $60.4 million	+5.4%	+ $32.7 million	+2.9%
+300 bp	+ $51.0 million	+4.6%	+ $30.0 million	+2.7%
+200 bp	+ $40.6 million	+3.6%	+ $26.6 million	+2.4%
+100 bp	+ $27.2 million	+2.4%	+ $19.7 million	+1.8%
–100 bp	- $19.5 million	-1.7%	- $11.2 million	-1.0%
–200 bp	- $37.1 million	-3.3%	- $17.6 million	-1.6%
–300 bp	- $55.7 million	-5.0%	- $22.2 million	-2.0%
–400 bp	- $88.6 million	-7.9%	- $40.4 million	-3.6%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation's balance sheet. The Corporation's policy limits the economic value of equity that may be at risk in a parallel instantaneous shock to 10% of the base case economic value of equity for a 100 bps shock in interest rates, 20% for a 200 bps shock, 30% for a 300 bps shock and 40% for a 400 bps shock. As of June 30, 2025, the Corporation was within economic value of equity policy limits for every 100 bps parallel instantaneous shock.

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

Cash Flow Hedges

The Corporation's objectives in using interest rate derivatives are to reduce volatility in net interest income and net interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate derivatives as part of its interest rate risk management strategy. The Corporation enters into interest rate derivatives designated as cash flow hedges to hedge the cash flows associated with existing loans and borrowings.

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

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI are recognized as a reduction to interest income, including fees, when the previously forecasted hedged item affects earnings in future periods. During the six months ended June 30, 2025, $6.5 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income. During the year ended December 31, 2024, $27.9 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of June 30, 2025, the Bank had total borrowing capacity of approximately $11.2 billion with $4.9 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $6.3 billion under these facilities. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of June 30, 2025, the Corporation had aggregate federal funds lines borrowing capacity of $2.6 billion with no amounts outstanding against that amount. As of June 30, 2025, the Corporation had $3.9 billion of collateralized borrowing capacity at the FRB discount window with no amounts outstanding.

A combination of commercial real estate loans, commercial loans, consumer loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. Securities carried at $0.4 billion at June 30, 2025 and $0.3 billion at December 31, 2024 were pledged as collateral to secure public and trust deposits.

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

The Consolidated Statements of Cash Flows in Part I. "Item 1. Financial Statements" provide additional information. The Corporation's operating activities during the six months ended June 30, 2025 generated $92.5 million of cash. Cash used by investing activities was $270.0 million and was primarily due to a net increase in investment securities. Cash used by financing activities was $81.7 million primarily due to dividends paid.

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

State and Municipal Securities

As of June 30, 2025, the Corporation owned securities issued by various states and municipalities with a total fair value of $774.7 million. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of June 30, 2025, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 75% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15, promulgated under the Exchange Act. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	500,000	$16.15	500,000	$116,368,940
May 1, 2025 to May 31, 2025	—	—	—	116,368,940
June 1, 2025 to June 30, 2025	22,300	17.17	22,300	115,986,150
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

During the six months ended June 30, 2025, 553,767 shares of common stock were repurchased under the 2025 Repurchase Program at a total cost of $9.0 million or $16.28 per share.

Item 5. Other Information

(c) Except as disclosed below, none of the Corporation's directors or "officers" (as defined in Rule 16a-1(f) (17 C.F.R. § 240.16a-1(f))) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. § 229.408)) during the fiscal quarter ended June 30, 2025.

On June 13, 2025, E. Philip Wenger, a director of the Corporation, adopted a Rule 10b5-1 trading arrangement for the sale of up to 20,000 shares of the Corporation's common stock. The trading arrangement will expire on September 11, 2026, unless terminated sooner in accordance with its terms.

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

3.3	Bylaws of Fulton Financial Corporation as amended (Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K filed May 14, 2021).
4.1
Deposit Agreement, dated October 29, 2020, among Fulton Financial Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020).

4.2	Form of depositary receipt representing the Depositary Shares (Included in Exhibit 4.1).
4.3	Stock Certificate (Incorporated by reference as Exhibit 4.1 of Fulton Financial Corporation Registration Statement on Form S-4 filed on April 21, 2022).
10.1
Form of Time-Vested Restricted Stock Unit Award Agreement – (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 2025) .*

10.2
Form of Performance Restricted Stock Unit Award Agreement Total Shareholder Return ("TRS") Component – (Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 2025).*

10.3	Form of Non-Employee Director Stock Unit Award Agreement - filed herewith.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	August 8, 2025	/s/ Curtis J. Myers
Curtis J. Myers
Chairman and Chief Executive Officer

Date:	August 8, 2025	/s/ Richard S. Kraemer
Richard S. Kraemer
Senior Executive Vice President and Chief Financial Officer