Form 10-Q
period 2025-09-30
FULTON FINANCIAL CORP
filed 2025-11-07
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value – 180,593,797 shares outstanding as of October 30, 2025.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

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

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and due from banks	$307,267	$279,041
Interest-bearing deposits with other banks	506,930	784,830
Cash and Cash Equivalents	814,197	1,063,871
FRB and FHLB stock	136,181	139,574
Loans held for sale	19,875	25,618
Investment securities:
AFS, at estimated fair value	3,594,076	3,410,899
HTM, at amortized cost	1,451,194	1,395,569
Net loans	24,041,489	24,044,919
Less: ACL - loans	(376,258)	(379,156)
Loans, Net	23,665,231	23,665,763
Net premises and equipment	178,644	195,527
Accrued interest receivable	114,003	117,029
Goodwill and net intangible assets	618,361	635,458
Other assets	1,403,324	1,422,502
Total Assets	$31,995,086	$32,071,810
LIABILITIES
Deposits:
Noninterest-bearing	$5,136,210	$5,499,760
Interest-bearing	21,196,280	20,629,673
Total Deposits	26,332,490	26,129,433
Borrowings:
FHLB advances	450,000	850,000
Senior debt and subordinated debt	367,557	367,316
Other borrowings	654,404	564,732
Total Borrowings	1,471,961	1,782,048
Accrued interest payable	22,583	31,620
Other liabilities	754,454	931,384
Total Liabilities	28,581,488	28,874,485
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; Series A, 200,000 shares issued as of September 30, 2025 and December 31, 2024, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600,000,000 shares authorized, 247,085,529 shares issued as of September 30, 2025 and 245,946,392 shares issued as of December 31, 2024	617,714	614,866
Additional paid-in capital	1,798,679	1,789,214
Retained earnings	1,962,390	1,775,620
Accumulated other comprehensive loss	(227,542)	(287,819)
Treasury stock, at cost, 66,220,076 shares as of September 30, 2025 and 63,857,567 shares as of December 31, 2024	(930,521)	(887,434)
Total Shareholders' Equity	3,413,598	3,197,325
Total Liabilities and Shareholders' Equity	$31,995,086	$32,071,810

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per-share data)	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Interest Income
Loans, including fees	$355,505	$373,247	$1,046,896	$1,037,160
Investment securities	47,944	36,342	141,643	93,543
Other interest income	7,557	18,067	24,919	37,125
Total Interest Income	411,006	427,656	1,213,458	1,167,828
Interest Expense
Deposits	130,237	145,324	390,323	379,985
Federal funds purchased	—	—	12	2,881
FHLB advances	5,791	8,824	21,741	29,572
Senior debt and subordinated debt	4,960	5,299	13,584	15,904
Other borrowings and interest-bearing liabilities	5,820	10,200	17,493	32,820
Total Interest Expense	146,808	169,647	443,153	461,162
Net Interest Income	264,198	258,009	770,305	706,666
Provision for credit losses	10,245	11,929	32,749	54,910
Net Interest Income After Provision for Credit Losses	253,953	246,080	737,556	651,756
Non-Interest Income
Wealth management	22,639	21,596	66,705	62,741
Commercial banking	23,165	22,289	67,925	62,528
Consumer banking	15,174	14,928	42,770	41,196
Mortgage banking	3,711	3,142	10,841	10,183
Gain on acquisition, net of tax	—	(7,706)	—	39,685
Other	5,718	5,425	18,547	13,756
Non-Interest Income Before Investment Securities (Losses) Gains, Net	70,407	59,674	206,788	230,089
Investment securities (losses) gains, net	—	(1)	(2)	(20,283)
Total Non-Interest Income	70,407	59,673	206,786	209,806
Non-Interest Expense
Salaries and employee benefits	111,265	118,824	321,914	324,935
Data processing and software	18,535	20,314	55,396	58,332
Net occupancy	15,954	18,999	50,571	52,942
Other outside services	12,951	15,839	36,797	46,055
Intangible amortization	5,368	6,287	17,097	11,548
FDIC insurance	5,089	5,109	15,638	17,909
Equipment	3,926	4,860	12,175	13,461
Marketing	2,470	2,251	7,595	6,263
Professional fees	2,320	2,811	3,405	7,470
Acquisition-related expenses	—	14,195	380	27,998
Other	18,696	16,600	57,877	36,263
Total Non-Interest Expense	196,574	226,089	578,845	603,176
Income Before Income Taxes	127,786	79,664	365,497	258,386
Income taxes	27,332	16,458	72,858	38,264
Net Income	100,454	63,206	292,639	220,122
Preferred stock dividends	(2,562)	(2,562)	(7,686)	(7,686)
Net Income Available to Common Shareholders	$97,892	$60,644	$284,953	$212,436

PER SHARE:
Net income available to common shareholders (basic)	$0.54	$0.33	$1.57	$1.23
Net income available to common shareholders (diluted)	0.53	0.33	1.55	1.21
Cash dividends	0.18	0.17	0.54	0.51
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024

Net Income	$100,454	$63,206	$292,639	$220,122
Other comprehensive income, net of tax:
Unrealized gains on AFS investment securities:
Net unrealized holding gains	38,606	68,560	43,018	37,696
Reclassification adjustment for securities net change realized in net income	—	1	2	15,689
Amortization of net unrealized gains on AFS investment securities transferred to HTM	1,330	1,422	4,000	4,212
Net Unrealized Gains on AFS Investment Securities	39,936	69,983	47,020	57,597
Unrealized gains (losses) on interest rate derivatives used in cash flow hedges:
Net unrealized holding (losses) gains	(289)	(6,624)	1,519	(71)
Reclassification adjustment for net change realized in net income	4,586	3,979	12,056	11,769
Net Unrealized Gains (Losses) on Interest Rate Derivatives Used in Cash Flow Hedges	4,297	(2,645)	13,575	11,698
Defined benefit pension plan and postretirement benefits:
Amortization of net unrecognized pension and postretirement items	(106)	(106)	(318)	(317)
Other Comprehensive Income, Net of Tax	44,127	67,232	60,277	68,978
Total Comprehensive Income	$144,581	$130,438	$352,916	$289,100

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital
Three months ended September 30, 2025
Balance at June 30, 2025	200	$192,878	182,379	$617,501	$1,793,909	$1,897,052	$(271,669)	$(900,425)	$3,329,246
Net income						100,454			100,454
Other comprehensive income (loss)							44,127		44,127
Common stock issued(1)			33	84	563				647
Dividend reinvestment activity			68		368			951	1,319
Stock-based compensation awards (repurchases), net			35	129	3,839			(317)	3,651
Acquisition of treasury stock			(1,650)					(30,730)	(30,730)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.18 per share						(32,554)			(32,554)
Balance at September 30, 2025	200	$192,878	180,865	$617,714	$1,798,679	$1,962,390	$(227,542)	$(930,521)	$3,413,598

Three months ended September 30, 2024
Balance at June 30, 2024	200	$192,878	181,831	$614,523	$1,781,090	$1,712,646	$(310,534)	$(888,994)	$3,101,609
Net income						63,206			63,206
Other comprehensive income							67,232		67,232
Common stock issued(1)			34	85	469				554
Dividend reinvestment activity			75		300			1,026	1,326
Stock-based compensation awards (repurchases), net			17	65	3,618			(159)	3,524
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.17 per share						(30,946)			(30,946)
Balance at September 30, 2024	200	$192,878	181,957	$614,673	$1,785,477	$1,742,344	$(243,302)	$(888,127)	$3,203,943

Nine months ended September 30, 2025
Balance at December 31, 2024	200	$192,878	182,089	$614,866	$1,789,214	$1,775,620	$(287,819)	$(887,434)	$3,197,325
Net income						292,639			292,639
Other comprehensive income							60,277		60,277
Common stock issued(1)			103	257	1,593				1,850
Dividend reinvestment activity			218		980			3,035	4,015
Stock-based compensation awards (repurchases), net			659	2,591	6,892			(6,467)	3,016
Acquisition of treasury stock			(2,204)					(39,655)	(39,655)
Preferred stock dividend						(7,686)			(7,686)
Common stock dividends - $0.54 per share						(98,183)			(98,183)
Balance at September 30, 2025	200	$192,878	180,865	$617,714	$1,798,679	$1,962,390	$(227,542)	$(930,521)	$3,413,598

Nine months ended September 30, 2024
Balance at December 31, 2023	200	$192,878	163,801	$564,402	$1,552,860	$1,619,300	$(312,280)	$(857,021)	$2,760,139
Net income						220,122			220,122
Other comprehensive income							68,978		68,978
Common stock issued(2)			19,313	48,283	226,569			12	274,864
Dividend reinvestment activity			252		574			3,502	4,076
Stock-based compensation awards (repurchases), net			525	1,988	5,474			(4,272)	3,190
Acquisition of treasury stock			(1,934)					(30,348)	(30,348)
Preferred stock dividend						(7,686)			(7,686)
Common stock dividends - $0.51 per share						(89,392)			(89,392)
Balance at September 30, 2024	200	$192,878	181,957	$614,673	$1,785,477	$1,742,344	$(243,302)	$(888,127)	$3,203,943

See Notes to Consolidated Financial Statements
(1) Issuance of common stock includes issuance in connection with the Corporation's ESPP.
(2) Issuance of common stock includes issuance in connection with the Corporation's ESPP, exercised stock options and 19,166,667 shares of common stock in an underwritten public offering that closed on May 1, 2024.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Nine months ended September 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$292,639	$220,122
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	32,749	54,910
Depreciation and amortization of premises and equipment	21,235	22,789
Net amortization of investment securities premiums	1,227	725
Net accretion of loan discounts	(37,259)	(24,821)
Investment securities losses, net	2	20,283
Gain on sales of mortgage loans held for sale	(6,572)	(5,952)
Proceeds from sales of mortgage loans held for sale	381,870	397,694
Originations of mortgage loans held for sale	(369,554)	(394,262)
Intangible amortization	17,097	11,548
Amortization of issuance costs and discounts on long-term borrowings	241	533
Gain on acquisition, net of tax	—	(39,685)
Gain on disposal of premises and equipment	(841)	(44)
Gain on sale-leaseback transaction	(606)	(20,266)
Stock-based compensation	9,483	7,462
Net change in deferred income tax	(2,549)	31,203
Net change in accrued salaries and benefits	(9,147)	11,035
Net change in life insurance cash surrender value	(13,459)	(15,317)
Other changes, net	(108,045)	10,714
Total adjustments	(84,128)	68,549
Net Cash Provided by Operating Activities	208,511	288,671
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	14,966	2,300,487
Proceeds from principal repayments and maturities of AFS investment securities	409,512	194,108
Proceeds from principal repayments and maturities of HTM investment securities	67,718	40,561
Purchase of AFS investment securities	(556,643)	(1,450,128)
Purchase of HTM investment securities	(118,967)	—
Net change in FRB and FHLB stock	3,393	(18,807)
Net change in loans	5,456	(277,669)
Net purchases of premises and equipment	(14,227)	(1,241)
Settlement of bank owned life insurance	2,277	1,053
Proceeds from sale-leaseback transaction	11,323	51,123
Net cash received (paid) for acquisitions	—	1,018,371
Net change in tax credit investments	(29,376)	(30,109)
Net Cash (Used in) Provided by Investing Activities	(204,568)	1,827,749
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings deposits	453,803	357,522
Net change in time deposits and brokered deposits	(250,746)	144,673
Net change in borrowings	(310,328)	(1,871,808)
Net proceeds from common stock	5,865	270,606
Dividends paid	(106,089)	(96,095)
Acquisition of treasury stock	(46,122)	(30,348)
Net Cash Used in Financing Activities	(253,617)	(1,225,450)
Net (decrease) increase in Cash and Cash Equivalents	(249,674)	890,970
Cash and Cash Equivalents at Beginning of Period	1,063,871	549,710
Cash and Cash Equivalents at End of Period	$814,197	$1,440,680

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$452,190	$459,522
Income taxes	70,221	20,739

Business Combination
Fair value of tangible assets acquired	$—	$4,708,947
Intangible assets	—	92,600
Liabilities assumed	—	5,560,160
PCD Loans credit discount	—	54,767
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Corporation evaluates subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC for potential recognition or disclosure in the Consolidated Financial Statements.

Significant Accounting Policies

The significant accounting policies used in the preparation of the Consolidated Financial Statements are disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024. Those significant accounting policies are unchanged at September 30, 2025.

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

In March 2025, FASB issued ASU 2025-02 Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122 ("ASU 2025-02"). This update removes SEC guidance provided in SAB No. 121, Accounting for Obligations To Safeguard Crypto-Assets an Entity Holds for its Platform Users. The Corporation retrospectively adopted ASU 2025-02 on January 1, 2025, and it did not have an impact on its Consolidated Financial Statements.

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

In November 2024, FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense ("ASU 2024-03"). This update requires disaggregation of certain expenses in a note to the consolidated financial statements. The Corporation will adopt ASU 2024-03 on January 1, 2027. The Corporation does not expect the adoption of ASU 2024-03 to have a material impact on its Consolidated Financial Statements.

In November 2024, FASB issued ASU 2024-04 Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). This update clarifies the requirements for determining whether settlement of convertible debt should be accounted for as induced conversion. The Corporation will adopt ASU 2024-04 on January 1, 2026. The Corporation does not expect the adoption of ASU 2024-04 to have an impact on its Consolidated Financial Statements.

In January 2025, FASB issued ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). This update clarifies the effective date of ASU 2024-03. The Corporation will adopt ASU 2025-01 on January 1, 2027. The Corporation does not expect the adoption of ASU 2025-01 to have a material impact on its Consolidated Financial Statements.

In May 2025, FASB issued ASU 2025-03 Business Combination (Topic 805) and Consolidation (Topic 810) - Determining the Accounting Acquirer in an Acquisition of a Variable Interest Entity ("ASU 2025-03"). This update addresses the determination of the accounting acquirer in an acquisition of a variable interest entity. The Corporation will adopt ASU 2025-03 on January 1, 2027. The Corporation does not expect the adoption of ASU 2025-03 to have a material impact on its Consolidated Financial Statements.

In May 2025, FASB issued ASU 2025-04 Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) - Clarifications to Share-Based Consideration Payable to a Customer ("ASU 2025-04"). This update revises the definition of performance condition for share-based consideration payable to a customer, eliminates the forfeiture policy for most awards granted to customers, and clarifies the applicability of the variable consideration constraint. The Corporation will adopt ASU 2025-04 on January 1, 2027. The Corporation does not expect the adoption of ASU 2025-04 to have a material impact on its Consolidated Financial Statements.

In July 2025, FASB issued ASU 2025-05 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). This update allows public companies to use a practical expedient when estimating credit losses on current receivables and current customer contracts. The Corporation will adopt ASU 2025-05 on January 1, 2026. The Corporation does not expect the adoption of ASU 2025-05 to have a material impact on its Consolidated Financial Statements.

In September 2025, FASB issued ASU 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). This update modernizes internal-use software guidance to apply regardless of the method used to develop software. The effective date of the amendment for the Corporation is January 1, 2028 with early adoption permitted as of the beginning of an annual reporting period. The Corporation plans to adopt as of January 1, 2026 on a prospective basis. The Corporation does not expect the adoption of ASU 2025-06 to have a material impact on its Consolidated Financial Statements.

In September 2025, FASB issued ASU 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract ("ASU 2025-07"). This update refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting and clarifies guidance under Topic 606 for share-based noncash consideration from a customer in revenue contracts. The Corporation will adopt ASU 2025-07 on January 1, 2027. The Corporation does not expect the adoption of ASU 2025-07 to have a material impact on its Consolidated Financial Statements.

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

The Republic First Transaction constitutes a business combination as defined by FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair values required management to make certain estimates and assumptions about discount rates, future expected cash flows and market conditions at the time of the Republic First Transaction.

The financial settlement process between the Bank and the FDIC concluded on April 25, 2025 with no additional adjustments required to the preliminary gain on acquisition, net of income taxes.

The excess of the fair value of net assets acquired and the cash consideration received from the FDIC over the fair value of liabilities assumed was recorded as a gain on acquisition of $37.0 million, net of income taxes.

The following table summarizes the consideration transferred and the fair values of identifiable assets acquired and liabilities assumed in connection with the Republic First Transaction:

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

Acquisition-related expenses:

The Corporation developed a comprehensive integration plan under which it expenses direct costs as incurred. For the nine months ended September 30, 2025, these direct costs totaled $380 thousand. Costs related to the Republic First Transaction are included in acquisition-related expenses in the unaudited Consolidated Statements of Income.

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

NOTE 3 – Restrictions on Cash and Cash Equivalents

Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the Consolidated Balance Sheets. The amounts of such collateral as of September 30, 2025 and December 31, 2024 were $27.3 million and $4.0 million, respectively.

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
State and municipal securities	$954,132	$155	$(142,551)	$811,736
Corporate debt securities	261,087	1,125	(7,173)	255,039
Collateralized mortgage obligations	1,129,328	13,744	(7,630)	1,135,442
Residential mortgage-backed securities	877,560	4,923	(23,491)	858,992
Commercial mortgage-backed securities	624,969	7	(92,109)	532,867
Total	$3,847,076	$19,954	$(272,954)	$3,594,076

Held to Maturity
Residential mortgage-backed securities	$597,922	$3,819	$(45,910)	$555,831
Commercial mortgage-backed securities	853,272	—	(123,753)	729,519
Total	$1,451,194	$3,819	$(169,663)	$1,285,350

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
State and municipal securities	$960,227	$106	$(145,446)	$814,887
Corporate debt securities	313,681	1,123	(14,434)	300,370
Collateralized mortgage obligations	798,157	4,629	(13,901)	788,885
Residential mortgage-backed securities	1,029,846	30	(40,001)	989,875
Commercial mortgage-backed securities	617,605	—	(100,723)	516,882
Total	$3,719,516	$5,888	$(314,505)	$3,410,899

Held to Maturity
Residential mortgage-backed securities	$537,856	$2	$(60,162)	$477,696
Commercial mortgage-backed securities	857,713	—	(151,960)	705,753
Total	$1,395,569	$2	$(212,122)	$1,183,449

In May 2024, the Corporation sold $345.7 million of AFS investment securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher-yielding securities of a similar type and similar duration.

Investment securities carried at $343.8 million and $325.2 million at September 30, 2025 and December 31, 2024, respectively, were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of September 30, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because issuers may have the right to call, or borrowers may have the right to prepay, with or without call or prepayment penalties.

	September 30, 2025
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$14,985	$14,973	$—	$—
Due from one year to five years	134,559	133,654	—	—
Due from five years to ten years	234,449	228,280	—	—
Due after ten years	831,226	689,868	—	—
	1,215,219	1,066,775	—	—
Residential mortgage-backed securities(1)	877,560	858,992	597,922	555,831
Commercial mortgage-backed securities(1)	624,969	532,867	853,272	729,519
Collateralized mortgage obligations(1)	1,129,328	1,135,442	—	—
Total	$3,847,076	$3,594,076	$1,451,194	$1,285,350
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross realized gains and losses on the sales of securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended	(dollars in thousands)
September 30, 2025	$—	$—	$—
September 30, 2024	88	(89)	(1)

Nine months ended
September 30, 2025	$663	$(665)	$(2)
September 30, 2024	179	(20,462)	(20,283)

The following tables present the gross unrealized losses and estimated fair values of investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2025
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale	(dollars in thousands)
State and municipal securities	13	$32,823	$(1,745)	271	$746,671	$(140,806)	$779,494	$(142,551)
Corporate debt securities	3	19,150	(167)	29	194,669	(7,006)	213,819	(7,173)
Collateralized mortgage obligations	3	49,367	(12)	73	77,186	(7,618)	126,553	(7,630)
Residential mortgage-backed securities	6	137,019	(217)	75	262,049	(23,274)	399,068	(23,491)
Commercial mortgage-backed securities	3	49,175	(563)	131	480,609	(91,546)	529,784	(92,109)
Total available for sale	28	$287,534	$(2,704)	579	$1,761,184	$(270,250)	$2,048,718	$(272,954)

Held to Maturity
Residential mortgage-backed securities	—	$—	$—	120	$283,766	$(45,910)	$283,766	$(45,910)
Commercial mortgage-backed securities	—	—	—	60	729,519	(123,753)	729,519	(123,753)
Total held to maturity	—	$—	$—	180	$1,013,285	$(169,663)	$1,013,285	$(169,663)

	December 31, 2024
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(dollars in thousands)
State and municipal securities	22	$53,026	$(1,692)	272	$755,310	$(143,754)	$808,336	$(145,446)
Corporate debt securities	1	4,844	(13)	47	264,099	(14,421)	268,943	(14,434)
Collateralized mortgage obligations	12	288,871	(3,463)	77	85,485	(10,438)	374,356	(13,901)
Residential mortgage-backed securities	42	777,695	(9,178)	69	174,284	(30,823)	951,979	(40,001)
Commercial mortgage-backed securities	1	19,291	(875)	135	497,591	(99,848)	516,882	(100,723)
Total available for sale	78	$1,143,727	$(15,221)	600	$1,776,769	$(299,284)	$2,920,496	$(314,505)

Held to Maturity
Residential mortgage-backed securities	7	$155,726	$(1,754)	120	$303,220	$(58,408)	$458,946	$(60,162)
Commercial mortgage-backed securities	—	—	—	60	705,753	(151,960)	705,753	(151,960)
Total held to maturity	7	$155,726	$(1,754)	180	$1,008,973	$(210,368)	$1,164,699	$(212,122)

The Corporation's collateralized mortgage obligations, residential mortgage-backed securities and commercial mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. In addition, these securities have principal payments that are guaranteed by U.S. government-sponsored agencies. Therefore, the Corporation did not record an ACL for these securities as of September 30, 2025 and December 31, 2024. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost.

Based on the payment status and management's evaluation of the Corporation's state and municipal securities, no ACL was required for these securities as of September 30, 2025 and December 31, 2024. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

The majority of the corporate debt securities were rated at or above investment grade as of September 30, 2025 and December 31, 2024. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of September 30, 2025 and December 31, 2024. The Corporation does not have the intent to sell, and does not believe it will more likely than not to be required to sell, any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 5 - Loans and Allowance for Credit Losses
Loans and leases, net of unearned income

Loans and leases, net of unearned income, are summarized as follows:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Real estate - commercial mortgage	$9,734,156	$9,601,858
Commercial and industrial	4,437,905	4,605,589
Real-estate - residential mortgage	6,617,017	6,349,643
Real-estate - home equity	1,214,399	1,160,616
Real-estate - construction	1,134,748	1,394,899
Consumer	566,291	616,856
Leases and other loans(1)	336,973	315,458
Net loans	$24,041,489	$24,044,919
(1) Includes unearned income of $37.8 million and $35.6 million as of September 30, 2025 and December 31, 2024, respectively.

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

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
ACL - loans	$376,258	$379,156

Reserve for OBS credit exposures(1)	$14,575	$14,161
(1) Included in other liabilities on the Consolidated Balance Sheets.

The following table presents the activity in the ACL - loans balances:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
	(dollars in thousands)
Balance at beginning of period	$377,337	$375,941	$379,156	293,404
CECL Day 1 Provision(1)	—	—	—	23,444
Initial PCD allowance for credit losses	—	(1,139)	—	54,767
Loans charged off	(19,439)	(13,144)	(55,388)	(38,103)
Recoveries of loans previously charged off	8,510	2,022	20,155	7,081
Net loans (charged off) recovered	(10,929)	(11,122)	(35,233)	(31,022)
Provision for credit losses(1) (2)	9,850	12,281	32,335	35,368
Balance at end of period	$376,258	$375,961	$376,258	$375,961
Provision for OBS credit exposures(1)	$395	$(352)	$414	$(3,902)
Reserve for OBS credit exposures	$14,575	$14,188	$14,575	$14,188
(1) The sum of these amounts is reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision only includes the portion related to net loans.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate Commercial Mortgage	Commercial and Industrial	Real Estate Residential Mortgage	Consumer and Real Estate - Home Equity	Real Estate Construction	Leases and other loans	Total
	(dollars in thousands)
Three months ended September 30, 2025
Balance at June 30, 2025	$153,383	$97,520	$82,356	$19,481	$20,736	$3,861	$377,337
Loans charged off	(3,906)	(5,847)	(394)	(2,527)	(5,286)	(1,479)	(19,439)
Recoveries of loans previously charged off	4,307	3,205	33	726	47	192	8,510
Net loans (charged off) recovered	401	(2,642)	(361)	(1,801)	(5,239)	(1,287)	(10,929)
Provision for loan losses(1) (2)	2,010	(818)	6,030	3,859	(2,068)	837	9,850
Balance at September 30, 2025	$155,794	$94,060	$88,025	$21,539	$13,429	$3,411	$376,258
Three months ended September 30, 2024
Balance at June 30, 2024	$156,165	$94,623	$89,714	$17,533	$14,610	$3,296	$375,941
CECL Day 1 Provision(1)	—	—	—	—	—	—	—
Initial PCD allowance for credit losses	—	(1,139)	—	—	—	—	(1,139)
Loans charged off	(2,723)	(6,256)	(1,131)	(2,308)	—	(726)	(13,144)
Recoveries of loans previously charged off	107	1,008	130	545	103	129	2,022
Net loans (charged off) recovered	(2,616)	(5,248)	(1,001)	(1,763)	103	(597)	(11,122)
Provision for loan and lease losses(1) (2)	(10,255)	13,128	1,614	1,357	6,284	153	12,281
Balance at September 30, 2024	$143,294	$101,364	$90,327	$17,127	$20,997	$2,852	$375,961
Nine months ended September 30, 2025
Balance at December 31, 2024	$158,181	$92,212	$81,331	$19,397	$25,140	$2,895	$379,156
Loans charged off	(22,414)	(15,492)	(995)	(6,605)	(5,387)	(4,495)	(55,388)
Recoveries of loans previously charged off	4,814	11,785	410	2,285	228	633	20,155
Net loans (charged off) recovered	(17,600)	(3,707)	(585)	(4,320)	(5,159)	(3,862)	(35,233)
Provision for loan losses(1) (2)	15,213	5,555	7,279	6,462	(6,552)	4,378	32,335
Balance at September 30, 2025	$155,794	$94,060	$88,025	$21,539	$13,429	$3,411	$376,258
Nine months ended September 30, 2024
Balance at December 31, 2023	$112,565	$74,266	$73,286	$17,604	$12,295	$3,388	$293,404
CECL Day 1 Provision(1)	6,108	1,484	14,922	444	486	—	23,444
Initial PCD allowance for credit losses	32,157	19,730	565	357	1,958	—	54,767
Loans charged off	(10,602)	(16,843)	(1,417)	(6,312)	—	(2,929)	(38,103)
Recoveries of loans previously charged off	405	3,052	368	2,382	336	538	7,081
Net loans (charged off) recovered	(10,197)	(13,791)	(1,049)	(3,930)	336	(2,391)	(31,022)
Provision for loan losses(1)(2)	2,661	19,675	2,603	2,652	5,922	1,855	35,368
Balance at September 30, 2024	$143,294	$101,364	$90,327	$17,127	$20,997	$2,852	$375,961
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

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of September 30, 2025 and December 31, 2024, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any.

As of September 30, 2025 and December 31, 2024, approximately 97% and 90%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months, or actual fair value based on active, in-place, fully executed letters of intent to purchase or agreements of sale.

Non-accrual Loans

The following table presents total non-accrual loans, by class segment:

	September 30, 2025			December 31, 2024
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$30,933	$39,047	$69,980	$31,654	$67,843	$99,497
Commercial and industrial	17,550	24,918	42,468	17,011	25,206	42,217
Real estate - residential mortgage	26,387	1,032	27,419	23,387	2,013	25,400
Real estate - home equity	6,891	—	6,891	8,513	78	8,591
Real estate - construction	2,073	—	2,073	1,746	—	1,746
Consumer	4	—	4	8	—	8
Leases and other loans	41	1,261	1,302	1,801	10,033	11,834
	$83,879	$66,258	$150,137	$84,120	$105,173	$189,293

As of September 30, 2025 and December 31, 2024, there were $66.3 million and $105.2 million, respectively, of non-accrual loans that did not have a specific valuation allowance within the ACL. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

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

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	September 30, 2025
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$552,254	$714,745	$1,028,527	$1,131,833	$1,207,772	$3,939,956	$67,232	$200	$8,642,519
Special Mention	1,193	8,781	80,578	99,915	126,475	184,295	247	—	501,484
Substandard or Lower	2,219	13,202	94,296	138,212	113,965	226,793	1,466	—	590,153
Total real estate - commercial mortgage	555,666	736,728	1,203,401	1,369,960	1,448,212	4,351,044	68,945	200	9,734,156
Real estate - commercial mortgage
Current period gross charge-offs	—	—	—	(12,354)	(5,982)	(4,078)	—	—	(22,414)
Commercial and industrial
Pass	375,082	358,333	366,333	466,290	216,555	840,307	1,356,878	3,703	3,983,481
Special Mention	2,877	13,166	17,751	7,311	5,666	17,319	95,702	9,619	169,411
Substandard or Lower	470	12,256	21,749	27,376	9,960	95,688	109,785	7,729	285,013
Total commercial and industrial	378,429	383,755	405,833	500,977	232,181	953,314	1,562,365	21,051	4,437,905
Commercial and industrial
Current period gross charge-offs	(75)	(1,272)	(4,652)	(3,467)	(2,307)	(3,453)	(266)	—	(15,492)
Real estate - construction(1)
Pass	47,880	258,892	308,902	89,044	24,337	33,408	43,023	—	805,486
Special Mention	—	1,166	20,895	3,952	3,367	19,745	1,086	—	50,211
Substandard or Lower	—	—	919	29,729	668	575	25	—	31,916
Total real estate - construction	47,880	260,058	330,716	122,725	28,372	53,728	44,134	—	887,613
Real estate - construction(1)
Current period gross charge-offs	—	—	—	(5,287)	—	(100)	—	—	(5,387)
Leases and other loans
Pass	142,636	56,769	74,641	32,448	10,014	10,344	—	—	326,852
Special Mention	—	505	362	1,231	503	395	—	—	2,996
Substandard or Lower	193	2,182	1,025	3,383	227	115	—	—	7,125
Total leases and other loans	142,829	59,456	76,028	37,062	10,744	10,854	—	—	336,973
Leases and other loans
Current period gross charge-offs	(1,691)	(962)	(404)	(246)	(188)	(1,004)	—	—	(4,495)
Total
Pass	1,117,852	1,388,739	1,778,403	1,719,615	1,458,678	4,824,015	1,467,133	3,903	13,758,338
Special Mention	4,070	23,618	119,586	112,409	136,011	221,754	97,035	9,619	724,102
Substandard or Lower	2,882	27,640	117,989	198,700	124,820	323,171	111,276	7,729	914,207
Total	$1,124,804	$1,439,997	$2,015,978	$2,030,724	$1,719,509	$5,368,940	$1,675,444	$21,251	$15,396,647
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

	September 30, 2025
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$541,726	$532,128	$694,700	$1,441,060	$1,638,941	$1,723,773	$—	$—	$6,572,328
Non-performing	—	391	2,799	7,499	3,603	30,397	—	—	44,689
Total real estate - residential mortgage	541,726	532,519	697,499	1,448,559	1,642,544	1,754,170	—	—	6,617,017
Real estate - residential mortgage
Current period gross charge-offs	—	(19)	(188)	(274)	(150)	(364)	—	—	(995)
Consumer and real estate - home equity
Performing	209,009	27,684	82,240	155,717	47,691	216,973	1,001,604	27,115	1,768,033
Non-performing	131	25	692	363	619	5,368	2,691	2,768	12,657
Total consumer and real estate - home equity	209,140	27,709	82,932	156,080	48,310	222,341	1,004,295	29,883	1,780,690
Consumer and real estate - home equity
Current period gross charge-offs	(122)	(208)	(795)	(1,219)	(524)	(3,275)	(462)	—	(6,605)
Construction - residential
Performing	119,162	113,338	6,317	5,524	—	—	—	—	244,341
Non-performing	—	1,388	—	1,406	—	—	—	—	2,794
Total construction - residential	119,162	114,726	6,317	6,930	—	—	—	—	247,135
Construction - residential
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	869,897	673,150	783,257	1,602,301	1,686,632	1,940,746	1,001,604	27,115	8,584,702
Non-performing	131	1,804	3,491	9,268	4,222	35,765	2,691	2,768	60,140
Total	$870,028	$674,954	$786,748	$1,611,569	$1,690,854	$1,976,511	$1,004,295	$29,883	$8,644,842

	December 31, 2024
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$470,918	$728,630	$1,515,521	$1,726,991	$1,022,116	$839,566	$—	$—	$6,303,742
Non-performing	87	1,358	5,118	3,232	5,523	30,583	—	—	45,901
Total real estate - residential mortgage	471,005	729,988	1,520,639	1,730,223	1,027,639	870,149	—	—	6,349,643
Real estate - residential mortgage
Current period gross charge-offs	—	(172)	(106)	(12)	(43)	(888)	—	(251)	(1,472)
Consumer and real estate - home equity
Performing	178,722	116,370	211,647	65,412	48,201	188,442	913,920	40,384	1,763,098
Non-performing	236	848	918	963	753	4,571	2,893	3,192	14,374
Total consumer and real estate - home equity	178,958	117,218	212,565	66,375	48,954	193,013	916,813	43,576	1,777,472
Consumer and real estate - home equity
Current period gross charge-offs	(118)	(1,016)	(1,552)	(790)	(398)	(2,704)	(75)	(1,837)	(8,490)
Leases and other loans
Performing	123,991	89,006	52,724	16,894	10,830	9,996	—	—	303,441
Non-performing	—	—	1,922	744	23	9,328	—	—	12,017
Total leases and other loans	123,991	89,006	54,646	17,638	10,853	19,324	—	—	315,458
Leases and other loans
Current period gross charge-offs	(1,977)	(913)	(335)	(334)	(192)	(770)	—	(175)	(4,696)
Construction - residential
Performing	138,440	61,848	15,710	1,499	—	—	—	—	217,497
Non-performing	—	—	1,406	—	—	—	—	—	1,406
Total construction - residential	138,440	61,848	17,116	1,499	—	—	—	—	218,903
Construction - residential
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	912,071	995,854	1,795,602	1,810,796	1,081,147	1,038,004	913,920	40,384	8,587,778
Non-performing	323	2,206	9,364	4,939	6,299	44,482	2,893	3,192	73,698
Total	$912,394	$998,060	$1,804,966	$1,815,735	$1,087,446	$1,082,486	$916,813	$43,576	$8,661,476

The following table presents non-performing assets:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Non-accrual loans	$150,137	$189,293
Loans 90 days or more past due and still accruing	48,597	30,781
Total non-performing loans	198,734	220,074
OREO(1)	2,305	2,621
Total non-performing assets	$201,039	$222,695
(1) Excludes $15.0 million and $17.5 million of residential mortgage properties for which formal foreclosure proceedings were in process as of September 30,
2025 and December 31, 2024, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
September 30, 2025
Real estate - commercial mortgage	$55,724	$8,949	$17,809	$69,980	$9,581,694	$9,734,156
Commercial and industrial	15,591	1,394	6,349	42,468	4,372,103	4,437,905
Real estate - residential mortgage	51,012	8,537	17,270	27,419	6,512,779	6,617,017
Real estate - home equity	5,297	703	4,766	6,891	1,196,742	1,214,399
Real estate - construction	1,026	—	1,388	2,073	1,130,261	1,134,748
Consumer	5,606	1,706	997	4	557,978	566,291
Leases and other loans(1)	123	230	18	1,302	335,300	336,973
Total	$134,379	$21,519	$48,597	$150,137	$23,686,857	$24,041,489
(1) Includes unearned income.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
December 31, 2024
Real estate - commercial mortgage	$32,715	$16,684	$2,862	$99,497	$9,450,100	$9,601,858
Commercial and industrial	6,031	3,636	1,460	42,217	4,552,245	4,605,589
Real estate - residential mortgage	59,593	5,946	20,501	25,400	6,238,203	6,349,643
Real estate - home equity	6,778	1,057	4,758	8,591	1,139,432	1,160,616
Real estate - construction	3,549	5,163	—	1,746	1,384,441	1,394,899
Consumer	6,779	1,627	1,017	8	607,425	616,856
Leases and other loans(1)	269	105	183	11,834	303,067	315,458
Total	$115,714	$34,218	$30,781	$189,293	$23,674,913	$24,044,919
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

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Term Extension
	2025		2024
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended September 30
Real estate - commercial mortgage	$69,284	0.71%	$—	—%
Commercial and industrial	6,609	0.15	—	—
Real estate - residential mortgage	1,263	0.02	2,976	0.05
Real estate - home equity	37	—	256	0.02
Total	$77,193		$3,232

Nine months ended September 30
Real estate - commercial mortgage	$72,937	0.75%	$20,458	0.22%
Commercial and industrial	24,822	0.56	—	—
Real estate - residential mortgage	5,339	0.08	8,643	0.14
Real estate - home equity	381	0.03	394	0.03
Real estate - construction	19,275	1.70	605	0.05
Total	$122,754		$30,100

	Interest Rate Reduction and Term Extension
	2025		2024
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended September 30
Real estate - residential mortgage	$483	0.01%	$622	0.01%
Total	$483		$622

Nine months ended September 30
Real estate - residential mortgage	$2,502	0.04%	$1,941	0.03%
Total	$2,502		$1,941

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Financial Effect
Three months ended September 30, 2025
Real estate - commercial mortgage	Added a weighted-average 0.95 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.98 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.93 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 35.00 years to the life of loans, which reduced monthly payment amounts for borrowers.

Three months ended September 30, 2024
Real estate - residential mortgage	Added a weighted-average 10.22 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 12.40 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Nine months ended September 30, 2025
Real estate - commercial mortgage	Added a weighted-average 0.94 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.94 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.63 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 15.29 years to the life of loans, which reduced monthly payment amounts for borrowers.
Real estate - construction	Added a weighted-average 0.91 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Nine months ended September 30, 2024
Real estate - commercial mortgage	Added a weighted-average 2.00 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.43 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 14.31 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - construction	Added a weighted-average 0.67 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Interest Rate Reduction
Financial Effect
Three months ended September 30, 2025
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.29% to 3.02%

Three months ended September 30, 2024
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.02% to 2.49%

Nine months ended September 30, 2025
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.37% to 2.64%

Nine months ended September 30, 2024
Real estate - residential mortgage	Reduced weighted-average interest rate from 2.86% to 1.71%
During the three and nine months ended September 30, 2025 and 2024, there were no loans modified due to financial difficulty where there was a principal balance forgiveness.

The following table presents the performance of loans that have been modified due to financial difficulty in the previous 12 months:

		30-89	90+	Total
		Days Past	Past Due	Past
	Current	Due	and Accruing	Due
September 30, 2025	(dollars in thousands)
Real estate - commercial mortgage	$72,476	$627	$—	$627
Commercial and industrial	16,797	8,025	—	8,025
Real estate - residential mortgage	9,009	1,424	828	2,252
Real estate - home equity	340	41	—	41
Real estate - construction	664	18,610	—	18,610
Total	$99,286	$28,727	$828	$29,555

There were no commitments to lend additional funds to borrowers with loan modifications as a result of financial difficulty as of September 30, 2025.

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the Consolidated Balance Sheets, with adjustments to the carrying value included in mortgage banking income on the Consolidated Statements of Income:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$30,133	$30,646	$30,691	$31,602
Originations of MSRs	960	1,058	2,585	2,523
Amortization	(1,173)	(1,180)	(3,356)	(3,601)
Balance at end of period	$29,920	$30,524	$29,920	$30,524

Estimated fair value of MSRs at end of period	$50,731	$48,971	$50,731	$48,971

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.1 billion as of September 30, 2025 and December 31, 2024. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $50.7 million and $54.0 million as of September 30, 2025 and December 31, 2024, respectively. Based on its fair value analysis as of September 30, 2025, the Corporation determined that no valuation allowance was required as of September 30, 2025.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2025		December 31, 2024
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$188,054	$753	$171,933	$389
Negative fair values	1,803	(3)	3,888	(58)
Forward Commitments
Positive fair values	—	—	51,250	363
Negative fair values	63,750	(490)	—	—
Interest Rate Derivatives with Customers(1)
Positive fair values	1,918,631	42,131	767,905	8,480
Negative fair values	2,921,400	(134,590)	3,976,294	(239,058)
Interest Rate Derivatives with Dealer Counterparties
Positive fair values	2,921,400	78,589	3,976,294	150,480
Negative fair values	1,918,631	(42,501)	767,905	(10,734)
Interest Rate Derivatives used in Cash Flow Hedges
Positive fair values	2,450,000	7,147	2,500,000	227
Negative fair values	350,000	(49)	1,400,000	(2,971)
Foreign Exchange Contracts with Customers
Positive fair values	2,955	29	28,327	1,619
Negative fair values	16,700	(965)	693	(27)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	18,930	1,150	4,059	63
Negative fair values	1,154	(5)	32,406	(1,569)
(1) Fair values are net of a valuation allowance of $366.3 thousand as of September 30, 2025 and December 31, 2024.

The following table presents the effect of cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)
Three months ended September 30, 2025
Interest Rate Products	$(1,807)	$(1,807)	$—	Interest Income	$(5,568)	$(5,568)	$—
Interest Rate Products	1,434	1,434	—	Interest Expense	(361)	(361)	—
Total	$(373)	$(373)	$—		$(5,929)	$(5,929)	$—
Three months ended September 30, 2024
Interest Rate Products	$2,247	$2,247	$—	Interest Income	$(7,109)	$(7,109)	$—
Interest Rate Products	(10,811)	(10,811)	—	Interest Expense	1,965	1,965	—
Total	$(8,564)	$(8,564)	$—		$(5,144)	$(5,144)	$—
Nine months ended September 30, 2025
Interest Rate Products	$1,450	$1,450	$—	Interest Income	$(15,106)	$(15,106)	$—
Interest Rate Products	514	514	—	Interest Expense	(481)	(481)	—
Total	$1,964	$1,964	$—		$(15,587)	$(15,587)	$—
Nine months ended September 30, 2024
Interest Rate Products	$(3,794)	$(3,794)	$—	Interest Income	$(21,174)	$(21,174)	$—
Interest Rate Products	3,702	3,702	—	Interest Expense	6,015	6,015	—
Total	$(92)	$(92)	$—		$(15,159)	$(15,159)	$—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement:

	Consolidated Statements of Income Classification
	2025		2024
	Interest Income	Interest Expense	Interest Income	Interest Expense
	(dollars in thousands)
Three months ended September 30
Total amounts of income line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$(5,568)	$(361)	$(7,109)	$1,965
The effects of fair value and cash flow hedging:
Amount of (loss) gain reclassified from AOCI into income	(5,568)	(361)	(7,109)	1,965
Interest rate derivatives:
Amount of (loss) gain reclassified from AOCI into income as a result of a forecasted transaction that is no longer probable of occurring	—	—	—	—
Amount of (loss) gain reclassified from AOCI into income - included component	(5,568)	(361)	(7,109)	1,965
Amount of (loss) gain reclassified from AOCI into income - excluded component	—	—	—	—

Nine months ended September 30
Total amounts of income line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$(15,106)	$(481)	$(21,174)	$6,015
The effects of fair value and cash flow hedging:
Amount of (loss) gain reclassified from AOCI into income	(15,106)	(481)	(21,174)	6,015
Interest rate derivatives:
Amount of (loss) gain reclassified from AOCI into income as a result of a forecasted transaction that is no longer probable of occurring	—	—	—	—
Amount of (loss) gain reclassified from AOCI into income - included component	(15,106)	(481)	(21,174)	6,015
Amount of (loss) gain reclassified from AOCI into income - excluded component	—	—	—	—

During the next twelve months, the Corporation estimates that an additional $6.4 million will be reclassified as a decrease to net interest income.

The following table presents the fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended September 30		Nine months ended September 30
		2025	2024	2025	2024
		(dollars in thousands)
Mortgage banking derivatives(1)	Mortgage banking income	$(298)	$(320)	$(432)	$801
Interest rate derivatives	Other income	138	(138)	269	149
Foreign exchange contracts	Other income	(20)	48	122	170
Net fair value gains (losses) on derivative financial instruments		$(180)	$(410)	$(41)	$1,120
(1) Includes interest rate locks with customers and forward commitments.

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents mortgage loans held for sale and the impact of the fair value election on the Consolidated Financial Statements:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Amortized cost(1)	$19,451	$25,316
Fair value	19,875	25,618
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Losses related to changes in fair values of mortgage loans held for sale were $0.1 million for the three months ended September 30, 2025 compared to $0.2 million for the three months ended September 30, 2024. Gains related to changes in fair values of mortgage loans held for sale were $0.1 million for the nine months ended September 30, 2025 compared to nominal losses for the nine months ended September 30, 2024. Gains and losses are recorded on the Consolidated Statements of Income as adjustments to mortgage banking income.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral(2)	Amount
	(dollars in thousands)
September 30, 2025
Interest rate derivative assets	$127,867	$(19,549)	$—	$108,318
Foreign exchange derivative assets with correspondent banks	1,150	(1,150)	—	—
Total	$129,017	$(20,699)	$—	$108,318

Interest rate derivative liabilities	$177,140	$(26,647)	$(55,423)	$95,070
Foreign exchange derivative liabilities with correspondent banks	5	(1,150)	—	(1,145)
Total	$177,145	$(27,797)	$(55,423)	$93,925

December 31, 2024
Interest rate derivative assets	$159,187	$(12,739)	$—	$146,448
Foreign exchange derivative assets with correspondent banks	63	(63)	—	—
Total	$159,250	$(12,802)	$—	$146,448

Interest rate derivative liabilities	$252,763	$(9,995)	$(94,339)	$148,429
Foreign exchange derivative liabilities with correspondent banks	1,569	(63)	—	1,506
Total	$254,332	$(10,058)	$(94,339)	$149,935
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

Cash Flow Hedge Terminations

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI are recognized as a reduction to interest income, including fees, when the previously forecasted hedged item affects earnings in future periods. During the nine months ended September 30, 2025, $9.7 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income. During the year ended December 31, 2024, $27.9 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income.

NOTE 8 – Accumulated Other Comprehensive Loss

The following table presents the components of OCI:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(dollars in thousands)
Three months ended September 30, 2025
Net unrealized gains on investment securities(1)	$49,911	$(11,305)	$38,606
Amortization of net unrealized gains on AFS investment securities transferred to HTM(2)	1,719	(389)	1,330
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	(373)	84	(289)
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	5,929	(1,343)	4,586
Amortization of net unrecognized pension and postretirement items(3)	(139)	33	(106)
Total Other Comprehensive Income	$57,047	$(12,920)	$44,127

Three months ended September 30, 2024
Net unrealized gains on investment securities(1)	$88,637	$(20,077)	$68,560
Reclassification adjustment for securities net change included in net income(2)	1	—	1
Amortization of net unrealized gains on AFS investment securities transferred to HTM(2)	1,837	(415)	1,422
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	(8,564)	1,940	(6,624)
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	5,144	(1,165)	3,979
Amortization of net unrecognized pension and postretirement items(3)	(135)	29	(106)
Total Other Comprehensive Income	$86,920	$(19,688)	$67,232

Nine months ended September 30, 2025
Net unrealized gains on investment securities(1)	$55,615	$(12,597)	$43,018
Reclassification adjustment for securities net change included in net income(2)	2	—	2
Amortization of net unrealized gains on AFS investment securities transferred to HTM(2)	5,171	(1,171)	4,000
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	1,964	(445)	1,519
Reclassification adjustment for net change realized in net income on interest rate swaps used in cash flow hedges	15,587	(3,531)	12,056
Amortization of net unrecognized pension and postretirement item(3)	(411)	93	(318)
Total Other Comprehensive Income	$77,928	$(17,651)	$60,277

Nine months ended September 30, 2024
Net unrealized gains on investment securities(1)	$48,735	$(11,039)	$37,696
Reclassification adjustment for securities net change included in net income(2)	20,283	(4,594)	15,689
Amortization of net unrealized gains on AFS investment securities transferred to HTM(2)	5,445	(1,233)	4,212
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	(92)	21	(71)
Reclassification adjustment for change realized in net income on interest rate swaps used in cash flow hedges	15,158	(3,389)	11,769
Amortization of net unrecognized pension and postretirement items(3)	(406)	89	(317)
Total Other Comprehensive Income	$89,123	$(20,145)	$68,978
(1) Amounts reclassified out of AOCI. Before-tax amounts included in "Investment securities (losses) gains, net" on the Consolidated Statements of Income.
(2) Amounts reclassified out of AOCI. Before-tax amounts included as a reduction to "Interest Income - Investment Securities" in on the Consolidated
Statements of Income.
(3) Amounts reclassified out of AOCI. Before-tax amounts included in "Salaries and employee benefits" on the Consolidated Statements of Income.

The following table presents changes in each component of AOCI, net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gain (Loss) on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Three months ended September 30, 2025
Balance at June 30, 2025	$(268,905)	$(6,774)	$4,010	$(271,669)
OCI before reclassifications	38,606	(289)	—	38,317
Amounts reclassified from AOCI	—	4,586	(106)	4,480
Amortization of net unrealized gains on AFS investment securities transferred to HTM	1,330	—	—	1,330
Balance at September 30, 2025	$(228,969)	$(2,477)	$3,904	$(227,542)

Three months ended September 30, 2024
Balance at June 30, 2024	$(287,248)	$(20,440)	$(2,846)	$(310,534)
OCI before reclassifications	68,560	(6,624)	—	61,936
Amounts reclassified from AOCI	1	3,979	(106)	3,874
Amortization of net unrealized gains on AFS investment securities transferred to HTM	1,422	—	—	1,422
Balance at September 30, 2024	$(217,265)	$(23,085)	$(2,952)	$(243,302)

Nine months ended September 30, 2025
Balance at December 31, 2024	$(275,989)	$(16,052)	$4,222	$(287,819)
OCI before reclassifications	43,018	1,519	—	44,537
Amounts reclassified from AOCI	2	12,056	(318)	11,740
Amortization of net unrealized gains on AFS investment securities transferred to HTM	4,000	—	—	4,000
Balance at September 30, 2025	$(228,969)	$(2,477)	$3,904	$(227,542)

Nine months ended September 30, 2024
Balance at December 31, 2023	$(274,862)	$(34,783)	$(2,635)	$(312,280)
OCI before reclassifications	37,696	(71)	—	37,625
Amounts reclassified from AOCI	15,689	11,769	(317)	27,141
Amortization of net unrealized gains on AFS investment securities transferred to HTM	4,212	—	—	4,212
Balance at September 30, 2024	$(217,265)	$(23,085)	$(2,952)	$(243,302)

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$19,875	$—	$19,875
AFS investment securities:
State and municipal securities	—	811,736	—	811,736
Corporate debt securities	—	255,039	—	255,039
Collateralized mortgage obligations	—	1,135,442	—	1,135,442
Residential mortgage-backed securities	—	858,992	—	858,992
Commercial mortgage-backed securities	—	532,867	—	532,867
Total AFS investment securities	—	3,594,076	—	3,594,076
Other assets:
Investments held in Rabbi Trust	39,004	—	—	39,004
Derivative assets	1,179	128,620	—	129,799
Total assets	$40,183	$3,742,571	$—	$3,782,754
Other liabilities:
Deferred compensation liabilities	$39,004	$—	$—	$39,004
Derivative liabilities	970	177,633	—	178,603
Total liabilities	$39,974	$177,633	$—	$217,607

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$25,618	$—	$25,618
AFS investment securities:
State and municipal securities	—	814,887	—	814,887
Corporate debt securities	—	300,370	—	300,370
Collateralized mortgage obligations	—	788,885	—	788,885
Residential mortgage-backed securities	—	989,875	—	989,875
Commercial mortgage-backed securities	—	516,882	—	516,882
Total AFS investment securities	—	3,410,899	—	3,410,899
Other assets:
Investments held in Rabbi Trust	35,093	—	—	35,093
Derivative assets	1,682	159,939	—	161,621
Total assets	$36,775	$3,596,456	$—	$3,633,231
Other liabilities:
Deferred compensation liabilities	$35,093	$—	$—	$35,093
Derivative liabilities	1,596	252,821	—	254,417
Total liabilities	$36,689	$252,821	$—	$289,510

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of September 30, 2025 and December 31, 2024 were measured at the price that secondary market investors were offering for loans with similar characteristics.

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

•Corporate debt securities – These securities are classified as Level 2. This category consists of subordinated debt and senior debt issued by financial institutions ($246.6 million at September 30, 2025 and $293.1 million at December 31, 2024) and other corporate debt issued by non-financial institutions ($8.5 million and $7.3 million at September 30, 2025 and December 31, 2024, respectively). The fair values for these corporate debt securities are determined by a third-party pricing service as detailed above.

Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

Derivative assets – Fair value of foreign currency exchange contracts are classified as Level 1 assets ($1.2 million and $1.7 million at September 30, 2025 and December 31, 2024, respectively). The foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.8 million at September 30, 2025 and December 31, 2024) and the fair value of interest rate derivatives ($127.9 million at September 30, 2025 and $159.2 million at December 31, 2024). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 7 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans are classified as Level 1 liabilities and are included in other liabilities on the Consolidated Balance Sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities represent the fair value of foreign currency exchange contracts ($1.0 million and $1.6 million at September 30, 2025 and December 31, 2024, respectively).

Level 2 liabilities represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.5 million at September 30, 2025 and $0.1 million at December 31, 2024) and the fair value of interest rate derivatives ($177.1 million at September 30, 2025 and $252.8 million at December 31, 2024).

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

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Loans, Net	$132,833	$168,668
OREO	2,305	2,621
MSRs(1)	50,731	53,972
SBA servicing asset	2,495	3,120
Total assets	$188,364	$228,381
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

•MSRs – This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the September 30, 2025 valuation were 8.3% and 8.6%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 6 - Mortgage Servicing Rights," for additional information.

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

The following tables detail the book values and the estimated fair values of the Corporation's financial instruments:

	September 30, 2025
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$814,197	$814,197	$—	$—	$814,197
FRB and FHLB stock	136,181	—	136,181	—	136,181
Loans held for sale	19,875	—	19,875	—	19,875
AFS investment securities	3,594,076	—	3,594,076	—	3,594,076
HTM investment securities	1,451,194	—	1,285,350	—	1,285,350
Loans, net	23,665,231	—	—	22,658,165	22,658,165
Accrued interest receivable	114,003	114,003	—	—	114,003
Other assets	723,378	556,827	131,831	55,531	744,189
FINANCIAL LIABILITIES
Demand and savings deposits	$21,589,281	$21,589,281	$—	$—	$21,589,281
Brokered deposits	709,667	73,980	635,766	—	709,746
Time deposits	4,033,542	—	4,029,096	—	4,029,096
Accrued interest payable	22,583	22,583	—	—	22,583
FHLB advances	450,000	452,489	—	—	452,489
Senior debt and subordinated debt	367,557	—	357,016	—	357,016
Other borrowings	654,404	635,717	985	—	636,702
Other liabilities	394,603	202,396	177,633	14,575	394,604

	December 31, 2024
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,063,871	$1,063,871	$—	$—	$1,063,871
FRB and FHLB stock	139,574	—	139,574	—	139,574
Loans held for sale	25,618	—	25,618	—	25,618
AFS investment securities	3,410,899	—	3,410,899	—	3,410,899
HTM investment securities	1,395,569	—	1,183,449	—	1,183,449
Loans, net	23,665,763	—	—	22,555,687	22,555,687
Accrued interest receivable	117,029	117,029	—	—	117,029
Other assets	736,502	543,251	159,939	59,713	762,903
FINANCIAL LIABILITIES
Demand and savings deposits	$21,135,478	$21,135,478	$—	$—	$21,135,478
Brokered deposits	843,857	145,056	698,647	—	843,703
Time deposits	4,150,098	—	4,154,726	—	4,154,726
Accrued interest payable	31,620	31,620	—	—	31,620
FHLB advances	850,000	851,470	—	—	851,470
Senior debt and subordinated debt	367,316	—	253,818	—	253,818
Other borrowings	564,732	544,908	901	—	545,809
Other liabilities	467,011	200,029	252,821	14,161	467,011

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

As of September 30, 2025, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Weighted average shares outstanding (basic)	181,658	181,905	182,030	173,337
Impact of common stock equivalents	1,691	1,704	1,688	1,696
Weighted average shares outstanding (diluted)	183,349	183,609	183,718	175,033
Per share:
Basic	$0.54	$0.33	$1.57	$1.23
Diluted	0.53	0.33	1.55	1.21

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

As of September 30, 2025, the Employee Equity Plan had approximately 3.2 million shares reserved for future grants through 2032, and the Directors' Plan had approximately 260,000 shares reserved for future grants through 2033.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the Consolidated Statements of Income:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
	(dollars in thousands)
Compensation expense	$3,818	$3,507	$9,007	$6,932
Tax benefit	(869)	(804)	(2,042)	(1,568)
Total stock-based compensation, net of tax	$2,949	$2,703	$6,965	$5,364

NOTE 12 – Employee Benefit Plans

The Corporation's 401(k) Retirement Plan is a defined contribution plan under which eligible employees may defer a portion of their pre-tax covered compensation on an annual basis, with employer matches of up to 5% of employee compensation. 401(k) Retirement Plan expense for the three months ended September 30, 2025 and 2024 was $3.5 million and $3.7 million, respectively. For the nine months ended September 30, 2025 and 2024, 401(k) Retirement Plan expense was $10.5 million and $10.3 million, respectively.

The net periodic pension cost for the Pension Plan consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
	(dollars in thousands)
Interest cost	$768	$790	$2,303	$2,369
Expected return on plan assets	(978)	(976)	(2,934)	(2,927)
Net periodic pension cost	$(210)	$(186)	$(631)	$(558)

The components of the net benefit for the Postretirement Plan consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
	(dollars in thousands)
Interest cost	$9	$10	$26	$29
Net accretion and deferral	(136)	(135)	(407)	(406)
Net periodic postretirement benefit	$(127)	$(125)	$(381)	$(377)

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

The measure of segment net income is reported on the Consolidated Statements of Income and the measure of segment assets is reported on the Consolidated Balance Sheets.

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

The following table presents the Corporation's commitments to extend credit and letters of credit:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Commitments to extend credit	$8,748,927	$8,828,595
Standby letters of credit	316,992	279,309
Commercial letters of credit	35,786	48,993

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of September 30, 2025 and December 31, 2024, the total reserve for losses on residential mortgage loans sold was $1.5 million, including reserves for both representation and warranty and credit loss exposures. In addition, included as a component of ACL - OBS credit exposures, was $0.9 million and $1.2 million, as of September 30, 2025 and December 31, 2024, respectively, related to additional credit exposures for potential loan repurchases.

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

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
	(dollars in thousands, except per share data)
Net income	$100,454	$63,206	$292,639	$220,122
Net income available to common shareholders	97,892	60,644	284,953	212,436
Net income available to common shareholders per share (diluted)	0.53	0.33	1.55	1.21
Operating net income available to common shareholders per share(1)	0.55	0.50	1.62	1.37
Return on average assets, annualized	1.25%	0.79%	1.23%	0.98%
Operating return on average assets, annualized(1)	1.29%	1.17%	1.28%	1.10%
Return on average common shareholders' equity, annualized	12.26%	8.13%	12.23%	10.25%
Operating return on average common shareholders' equity (tangible), annualized(1)	15.79%	15.65%	16.00%	14.90%
Net interest margin(2)	3.57%	3.49%	3.49%	3.42%
Efficiency ratio(1)	56.5%	59.6%	56.8%	61.7%
Non-performing assets to total assets	0.63%	0.64%	0.63%	0.64%
Net charge-offs to average loans, annualized	0.18%	0.18%	0.20%	0.18%
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

See "Note 2 - Business Combinations" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

Financial Highlights

Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $97.9 million for the three months ended September 30, 2025, a $37.2 million increase compared to $60.6 million for the same period in 2024. Net income available to common shareholders per diluted share was $0.53 for the three months ended September 30, 2025, a $0.20 increase compared to the same period in 2024.

Net income available to common shareholders was $285.0 million for the nine months ended September 30, 2025, a $72.5 million increase compared to $212.4 million for the same period in 2024. Net income available to common shareholders per diluted share was $1.55 for the nine months ended September 30, 2025, a $0.34 increase compared to the same period in 2024.

Nine Months Ended September 30, 2025 Results were Impacted by the Following Items:

•NIM of 3.49%, a seven bps increase compared to 3.42% for the same period in 2024.

•Net interest income of $770.3 million, a $63.6 million increase compared to $706.7 million for the same period in 2024.

•Provision for credit losses of $32.7 million resulting in an ACL attributable to net loans of $376.3 million, or 1.57% of total net loans as of September 30, 2025.

•Non-interest income of $206.8 million, a $3.0 million decrease compared to $209.8 million for the same period in 2024.

•Non-interest expense of $578.8 million, a $24.3 million decrease compared to $603.2 million for the same period in 2024.

•During the nine months ended September 30, 2025, 2,203,767 shares of the Corporation's common stock were repurchased under the 2025 Repurchase Program at a cost of $39.8 million or an average of $18.07 per share. The value of common stock that may be repurchased under the 2025 Repurchase Program was $85.6 million as of September 30, 2025.

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

Supplemental Reporting of Non-GAAP Based Financial Measures

This Quarterly Report on Form 10-Q contains supplemental financial information, as detailed below, that has been derived by methods other than GAAP. The Corporation has presented these non-GAAP financial measures because it believes that these measures provide useful and comparative information to assess trends in the Corporation's results of operations. Presentation of these non-GAAP financial measures is consistent with how the Corporation evaluates its performance internally and these non-

GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Corporation's industry. Management believes that these non-GAAP financial measures, in addition to GAAP measures, are also useful to investors to evaluate the Corporation's results. Investors should recognize that the Corporation's presentation of these non-GAAP financial measures might not be comparable to similarly-titled measures of other companies. These non-GAAP financial measures should not be considered a substitute for GAAP basis measures, and the Corporation strongly encourages a review of its Consolidated Financial Statements in their entirety.

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
	(dollars in thousands, except per share data and share data)
Operating net income available to common shareholders
Net income available to common shareholders	$97,892	$60,644	$284,953	$212,436
Less: Other	(738)	(677)	(869)	(1,535)
Less: Gain on acquisition, net of tax	—	7,706	—	(39,685)
Plus: Loss on securities restructuring	—	—	—	20,282
Plus: Core deposit intangible amortization	5,255	6,155	16,756	11,152
Plus: Acquisition-related expense	—	14,195	380	27,998
Plus: CECL Day 1 Provision	—	—	—	23,444
Plus: FDIC special assessment	—	(16)	—	940
Less: Gain on Sale-Leaseback Transaction	—	—	—	(20,266)
Plus: FultonFirst implementation and asset disposals	(207)	9,385	(524)	22,065
Less: Tax impact of adjustments	(905)	(6,099)	(3,306)	(17,657)
Operating net income available to common shareholders (numerator)	$101,297	$91,293	$297,390	$239,174

Weighted average shares (diluted) (denominator)	183,349	183,609	183,718	175,033

Operating net income available to common shareholders, per share (diluted)	$0.55	$0.50	$1.62	$1.37

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Operating return on average assets
Net income	$100,454	$63,206	$292,639	$220,122
Less: Other	(738)	(677)	(869)	(1,535)
Less: Gain on acquisition, net of tax	—	7,706	—	(39,685)
Plus: Loss on securities restructuring	—	—	—	20,282
Plus: Core deposit intangible amortization	5,255	6,155	16,756	11,152
Plus: Acquisition-related expense	—	14,195	380	27,998
Plus: CECL Day 1 Provision	—	—	—	23,444
Plus: FDIC special assessment	—	(16)	—	940
Less: Gain on Sale-Leaseback Transaction	—	—	—	(20,266)
Plus: FultonFirst implementation and asset disposals	(207)	9,385	(524)	22,065
Less: Tax impact of adjustments	(905)	(6,099)	(3,306)	(17,657)
Operating net income (numerator)	$103,859	$93,855	$305,076	$246,860

Total average assets	$31,924,038	$31,895,235	$31,932,239	$30,117,693
Less: Average net core deposit intangible	(65,999)	(89,350)	(71,400)	(61,362)
Total operating average assets (denominator)	$31,858,039	$31,805,885	$31,860,839	$30,056,331

Operating return on average assets(1)	1.29%	1.17%	1.28%	1.10%

Operating return on average common shareholders' equity (tangible)
Net income available to common shareholders	$97,892	$60,644	$284,953	$212,436
Less: Other	(738)	(677)	(869)	(1,535)
Less: Gain on acquisition, net of tax	—	7,706	—	(39,685)
Plus: Loss on securities restructuring	—	—	—	20,282
Plus: Intangible amortization	5,368	6,287	17,097	11,548
Plus: Acquisition-related expense	—	14,195	380	27,998
Plus: CECL Day 1 Provision	—	—	—	23,444
Plus: FDIC special assessment	—	(16)	—	940
Less: Gain on Sale-Leaseback Transaction	—	—	—	(20,266)
Plus: FultonFirst implementation and asset disposals	(207)	9,385	(524)	22,065
Less: Tax impact of adjustments	(929)	(6,127)	(3,378)	(17,740)
Adjusted net income available to common shareholders (numerator)	$101,386	$91,397	$297,659	$239,487
Average shareholders' equity	$3,361,368	$3,160,322	$3,306,896	$2,960,710
Less: Average preferred stock	(192,878)	(192,878)	(192,878)	(192,878)
Less: Average goodwill and intangible assets	(620,986)	(644,814)	(626,500)	(621,194)
Average tangible common shareholders' equity (denominator)	$2,547,504	$2,322,630	$2,487,518	$2,146,638
Operating return on average common shareholders' equity (tangible)(1)	15.79%	15.65%	16.00%	14.90%

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Efficiency ratio
Non-interest expense	$196,574	$226,089	$578,845	$603,176
Less: Acquisition-related expense	—	(14,195)	(380)	(27,998)
Less: Intangible amortization	(5,368)	(6,287)	(17,097)	(11,548)
Less: FDIC special assessment	—	16	—	(940)
Plus: Gain on Sale-Leaseback Transaction	—	—	—	20,266
Less: FultonFirst implementation and asset disposals	207	(9,385)	524	(22,065)
Operating non-interest expense (numerator)	$191,413	$196,238	$561,892	$560,891

Net interest income	$264,198	$258,009	$770,305	$706,666
Tax equivalent adjustment	4,436	4,424	13,166	13,572
Plus: Total non-interest income	70,407	59,673	206,786	209,806
Less: Other revenue	(138)	(677)	(269)	(1,535)
Less: Gain on acquisition, net of tax	—	7,706	—	(39,685)
Plus: Investment securities losses (gains), net	—	1	2	20,283
Total revenue (denominator)	$338,903	$329,136	$989,990	$909,107
Efficiency ratio	56.5%	59.6%	56.8%	61.7%
(1) Results are annualized.

RESULTS OF OPERATIONS

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

Net Interest Income
FTE net interest income was $268.6 million for the three months ended September 30, 2025, an increase of $6.2 million, compared to $262.4 million for the same period in 2024. For the three months ended September 30, 2025, NIM increased to 3.57%, or eight bps, compared to the same period in 2024. The Corporation manages the risk associated with changes in interest rates through the techniques described within Part 1, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for the three months ended September 30, 2025 compared to the same period in 2024. Interest income and yields are presented on an FTE basis using a 21% federal tax rate as well as statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Three months ended September 30
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(1)	$24,020,322	$358,443	5.93%	$24,147,801	$376,160	6.20%
Investment securities(2)	5,330,905	49,442	3.70	4,526,885	37,853	3.34
Other interest-earning assets	622,832	7,557	4.83	1,338,592	18,068	5.37
Total interest-earning assets	29,974,059	415,442	5.51	30,013,278	432,081	5.74
Noninterest-earning assets:
Cash and due from banks	312,578			306,427
Premises and equipment	181,116			181,285
Other assets	1,837,179			1,772,052
Less: ACL - loans(3)	(380,894)			(377,807)
Total Assets	$31,924,038			$31,895,235
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,876,227	$36,369	1.83%	$7,668,583	$38,768	2.01%
Savings and money market deposits	8,391,379	48,237	2.28	7,663,599	49,477	2.57
Brokered deposits	694,486	7,689	4.39	842,661	11,344	5.36
Time deposits	4,097,195	37,942	3.67	4,107,466	45,735	4.43
Total interest-bearing deposits	21,059,287	130,237	2.45	20,282,309	145,324	2.85
Borrowings and other interest-bearing liabilities	1,564,996	16,571	4.20	2,229,348	24,324	4.34
Total interest-bearing liabilities	22,624,283	146,808	2.57	22,511,657	169,648	3.00
Noninterest-bearing liabilities:
Demand deposits	5,239,393			5,495,950
Other liabilities	698,994			727,306
Total Liabilities	28,562,670			28,734,913
Total deposits	26,298,680		1.96%	25,778,259		2.24%
Total interest-bearing liabilities and non-interest bearing deposits (cost of funds)	27,863,676		2.09%	28,007,607		2.41%
Shareholders’ equity	3,361,368			3,160,322
Total Liabilities and Shareholders’ Equity	$31,924,038			$31,895,235
Net interest income/net interest margin (FTE)		268,634	3.57%		262,433	3.49%
Tax equivalent adjustment		(4,436)			(4,424)
Net interest income		$264,198			$258,009

(1) Average balance includes non-performing loans and loan fees.
(2) Average balances include amortized historical cost for AFS investment securities; the related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the three months ended September 30, 2025 compared to the same period in 2024:

	2025 versus 2024 Increase (decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE Interest income on:
Net loans(1)	$(1,916)	$(15,801)	$(17,717)
Investment securities	7,212	4,377	11,589
Other interest-earning assets	(8,847)	(1,664)	(10,511)
Total interest income	$(3,551)	$(13,088)	$(16,639)
Interest expense on:
Demand deposits	$1,059	$(3,458)	$(2,399)
Savings and money market deposits	4,553	(5,793)	(1,240)
Brokered deposits	(1,801)	(1,854)	(3,655)
Time deposits	(112)	(7,681)	(7,793)
Borrowings and other interest-bearing liabilities	(6,996)	(757)	(7,753)
Total interest expense	$(3,297)	$(19,543)	$(22,840)
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the third quarter of 2024, FTE total interest income for the third quarter of 2025 decreased $16.6 million, or 3.9%, due to a decrease of $13.1 million attributable to changes in yield and a decrease of $3.6 million attributable to changes in volume. The decrease due to changes in yield was primarily due to a decline in interest rates on average net loans and average other interest-earning assets. The decrease due to changes in volume was largely due to a decrease in average other interest-earning assets.

The yield on average total interest-earning assets decreased 23 bps for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to lower interest rates.

In the third quarter of 2025, interest expense decreased $22.8 million compared to the third quarter of 2024, primarily driven by a decrease of $19.5 million attributable to changes in rate and a decrease of $3.3 million attributable to changes in volume. The decrease in interest expense attributable to changes in rate was primarily due to lower interest rates. The decrease in interest expense attributable to changes in volume was driven by decreases in average borrowings and other interest-bearing liabilities and average brokered deposits.

The rate on average total interest-bearing liabilities decreased 43 bps for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to lower interest rates.

Average loans and FTE yields, by type, are summarized in the following table:

	Three months ended September 30
	2025		2024		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$9,721,395	6.28%	$9,318,273	6.59%	$403,122	4.3%
Commercial and industrial	4,494,662	6.39	4,998,051	6.97	(503,389)	(10.1)
Real estate – residential mortgage	6,560,413	4.62	6,268,922	4.38	291,491	4.6
Real estate – home equity	1,191,465	6.90	1,122,313	7.48	69,152	6.2
Real estate – construction	1,125,130	6.94	1,437,907	7.88	(312,777)	(21.8)
Consumer	590,658	7.82	682,602	6.68	(91,944)	(13.5)
Leases and other loans(1)	336,599	5.14	319,733	5.76	16,866	5.3
Total loans	$24,020,322	5.93%	$24,147,801	6.20%	$(127,479)	(0.5)%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the third quarter of 2025, average net loans decreased $127.5 million, or 0.5%, compared to the same period in 2024.

The yield on total loans decreased 27 bps to 5.93% for the third quarter of 2025 compared to 6.20% for the same period in 2024.

Average deposits and interest rates, by type, are summarized in the following table:

	Three months ended September 30
	2025		2024		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,239,393	—%	$5,495,950	—%	$(256,557)	(4.7)%
Interest-bearing demand	7,876,227	1.83	7,668,583	2.01	207,644	2.7
Savings and money market deposits	8,391,379	2.28	7,663,599	2.57	727,780	9.5
Total demand deposits and savings and money market deposits	21,506,999	1.56	20,828,132	1.69	678,867	3.3
Brokered deposits	694,486	4.39	842,661	5.36	(148,175)	(17.6)
Time deposits	4,097,195	3.67	4,107,466	4.43	(10,271)	(0.3)
Total deposits	$26,298,680	1.96%	$25,778,259	2.24%	$520,421	2.0%

Average total deposits increased $520.4 million, or 2.0%, in the third quarter of 2025 compared to the same period in 2024. The increase in average total deposits was primarily due to increases of $727.8 million and $207.6 million in average savings and money market deposits and average interest-bearing demand deposits, respectively, partially offset by decreases of $256.6 million and $148.2 million in average noninterest-bearing demand deposits and average brokered deposits, respectively.

The cost of deposits decreased 28 bps to 1.96% in the third quarter of 2025 compared to 2.24% for the same period in 2024 primarily due to lower interest rates.

Average borrowings and other interest-bearing liabilities and interest rates, by type, are summarized in the following table:

	Three months ended September 30
	2025		2024		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
FHLB advances	$484,022	4.71%	$754,130	4.56%	$(270,108)	(35.8)%
Senior debt and subordinated debt	367,517	5.40	535,831	3.96	(168,314)	(31.4)
Other borrowings and interest-bearing liabilities(1)	713,456	3.24	939,387	4.05	(225,931)	(24.1)
Total borrowings and other interest-bearing liabilities	$1,564,995	4.20%	$2,229,348	4.34%	$(664,353)	(29.8)%
(1) Includes repurchase agreements, short-term promissory notes, capital leases and collateral liabilities.

Average total borrowings and other interest-bearing liabilities decreased $664.4 million, or 29.8%, in the third quarter of 2025 compared to the same period in 2024. The decrease in average total borrowings and other interest-bearing liabilities was due to decreases of $270.1 million, $225.9 million and $168.3 million in average FHLB advances, average other borrowings and interest-bearing liabilities and average senior debt and subordinated debt, respectively.

In November 2024, the Corporation retired $168.8 million of subordinated notes issued in November 2014 and June 2015 which matured on November 15, 2024.

Provision for Credit Losses

The provision for credit losses was $10.2 million for the three months ended September 30, 2025 resulting in a $376.3 million allowance for credit losses attributable to net loans, or 1.57% of total net loans as of September 30, 2025, compared to a provision for credit losses of $11.9 million for the same period in 2024, resulting in a $376.0 million allowance for credit losses attributable to net loans, or 1.56% of total net loans as of September 30, 2024.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended September 30		Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Wealth management	$22,639	$21,596	$1,043	4.8%
Commercial banking:
Merchant and card	7,327	7,496	(169)	(2.3)
Cash management	8,335	7,201	1,134	15.7
Capital markets	2,908	3,311	(403)	(12.2)
Other commercial banking	4,595	4,281	314	7.3
Total commercial banking	23,165	22,289	876	3.9
Consumer banking:
Card	8,246	7,917	329	4.2
Overdraft	4,153	3,957	196	5.0
Other consumer banking	2,775	3,054	(279)	(9.1)
Total consumer banking	15,174	14,928	246	1.6
Mortgage banking	3,711	3,142	569	18.1
Other	5,718	5,425	293	5.4
Non-interest income before investment securities (losses) gains, net and gain on acquisition, net of tax	70,407	67,380	3,027	4.5
Gain on acquisition, net of tax	—	(7,706)	7,706	N/M
Investment securities (losses) gains, net	—	(1)	1	N/M
Total Non-Interest Income	$70,407	$59,673	$10,734	18.0%

Non-interest income for the three months ended September 30, 2025 increased $10.7 million, or 18.0%, compared to the same period in 2024. Compared to the three months ended September 30, 2024, non-interest income before investment securities (losses) gains, net and gain on acquisition, net of tax, increased $3.0 million, or 4.5%. The increase in non-interest income before investment securities (losses) gains, net and gain on acquisition, net of tax, was primarily due to increases of $1.1 million in cash management fee income due to an increase in account analysis fees as commercial customers moved funds to interest-bearing deposit accounts, $1.0 million in wealth management revenues due to an increase in assets under management and $0.6 million in mortgage banking income due to an increase in gains on loan sales.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended September 30		Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Salaries and employee benefits	$110,855	$112,810	$(1,955)	(1.7)%
Data processing and software	18,535	20,314	(1,779)	(8.8)
Net occupancy	15,954	18,999	(3,045)	(16.0)
Other outside services	12,822	12,090	732	6.1
Intangible amortization	5,368	6,287	(919)	(14.6)
FDIC insurance	5,089	5,109	(20)	(0.4)
Equipment	3,926	4,860	(934)	(19.2)
Marketing	2,470	2,251	219	9.7
Professional fees	2,320	2,811	(491)	(17.5)
Other	19,442	16,978	2,464	14.5
Subtotal	196,781	202,509	(5,728)	(2.8)
FultonFirst implementation and asset disposals	(207)	9,385	(9,592)	(102.2)
Acquisition-related expenses	—	14,195	(14,195)	N/M
Total non-interest expense	$196,574	$226,089	$(29,515)	(13.1)%

Non-interest expense for the three months ended September 30, 2025 decreased $29.5 million, or 13.1%, compared to the same period in 2024. Excluding FultonFirst implementation and asset disposals and acquisition-related expenses, non-interest expense decreased $5.7 million, or 2.8%. The decrease in non-interest expense before FultonFirst implementation and asset disposals and acquisition-related expenses was primarily due to a $3.0 million decrease in net occupancy expense, primarily due to cost savings realized from the Republic First Transaction, and a $2.0 million decrease in salaries and employee benefits expense driven by a reduction in employee base salaries expense, in part due to the Republic First Transaction and FultonFirst initiative.

Income Taxes

Income tax expense for the three months ended September 30, 2025 was $27.3 million, a $10.9 million increase compared to the same period in 2024. The Corporation's ETR was 21.4% for the three months ended September 30, 2025 compared to 20.7% for the same period in 2024. Excluding the impact from the $7.7 million adjustment on the gain on acquisition, net of tax, the Corporation's ETR was 18.8% for the three months ended September 30, 2024.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Net Interest Income

FTE net interest income was $783.5 million for the nine months ended September 30, 2025, an increase of $63.2 million, compared to $720.2 million for the same period in 2024. For the nine months ended September 30, 2025, NIM increased to 3.49%, or seven bps, compared to the same period in 2024. The following table provides a comparative average balance sheet and net interest income analysis for the nine months ended September 30, 2025 compared to the same period in 2024. Interest income and yields are presented on an FTE basis using a 21% federal tax rate as well as statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Nine months ended September 30
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(1)	$23,975,693	$1,055,558	5.88%	$22,918,845	$1,045,573	6.09%
Investment securities(2)	5,307,436	146,147	3.67	4,303,048	98,701	3.05
Other interest-earning assets	698,727	24,919	4.76	921,483	37,126	5.38
Total interest-earning assets	29,981,856	1,226,624	5.46	28,143,376	1,181,400	5.60
Noninterest-earning assets:
Cash and due from banks	297,491			297,268
Premises and equipment	186,414			202,531
Other assets	1,850,254			1,828,085
Less: ACL - loans(3)	(383,776)			(353,567)
Total Assets	$31,932,239			$30,117,693
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,810,681	$105,303	1.80%	$6,785,106	$91,016	1.79%
Savings and money market deposits	8,195,790	140,800	2.30	7,215,631	133,175	2.47
Brokered deposits	761,952	25,222	4.43	1,015,823	41,073	5.40
Time deposits	4,112,258	118,998	3.87	3,583,905	114,721	4.28
Total interest-bearing deposits	20,880,681	390,323	2.50	18,600,465	379,985	2.73
Borrowings and other interest-bearing liabilities	1,691,351	52,830	4.18	2,425,753	81,177	4.47
Total interest-bearing liabilities	22,572,032	443,153	2.62	21,026,218	461,162	2.93
Noninterest-bearing liabilities:
Demand deposits	5,317,851			5,339,590
Other liabilities	735,460			791,175
Total Liabilities	28,625,343			27,156,983
Total deposits	26,198,532		1.99	23,940,055		2.12
Total interest-bearing liabilities and non-interest-bearing deposits (cost of funds)	27,889,883		2.12	26,365,808		2.33
Shareholders’ equity	3,306,896			2,960,710
Total Liabilities and Shareholders’ Equity	$31,932,239			$30,117,693
Net interest income/net interest margin (FTE)		783,471	3.49%		720,238	3.42%
Tax equivalent adjustment		(13,166)			(13,572)
Net interest income		$770,305			$706,666
(1) Average balance includes non-performing loans and loan fees.
(2) Average balances include amortized historical cost for AFS investment securities; the related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the nine months ended September 30, 2025 in comparison to the same period in 2024:

	2025 versus 2024 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE interest income on:
Net loans(1)	$46,906	$(36,921)	$9,985
Investment securities	25,360	22,086	47,446
Other interest-earning assets	(8,266)	(3,941)	(12,207)
Total interest income	$64,000	$(18,776)	$45,224
Interest expense on:
Demand deposits	$13,778	$509	$14,287
Savings and money market deposits	17,240	(9,615)	7,625
Brokered deposits	(9,222)	(6,629)	(15,851)
Time deposits	15,916	(11,639)	4,277
Borrowings and other interest-bearing liabilities	(23,344)	(5,003)	(28,347)
Total interest expense	$14,368	$(32,377)	$(18,009)
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the same period in 2024, FTE total interest income for the nine months ended September 30, 2025 increased $45.2 million, or 3.8%, due to an increase of $64.0 million attributable to changes in volume, of which $46.9 million was attributable to average net loans and $25.4 million was attributable to average investment securities, partially offset by a decrease of $18.8 million attributable to changes in yield, primarily attributable to average net loans. The increase in the average balance of net loans for the nine months ended September 30, 2025 compared to the same period in 2024 was in part due to loans acquired in the Republic First Transaction.

The yield on average total interest-earning assets decreased 14 bps for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a decline in interest rates.

For the nine months ended September 30, 2025, interest expense decreased $18.0 million compared to the same period in 2024, primarily driven by a decrease of $32.4 million attributable to changes in rate, of which $11.6 million was attributable to average time deposits, $9.6 million was attributable to average savings and money market deposits and $6.6 million was attributable to average brokered deposits. The decrease in interest expense attributable to rate was partially offset by an increase in interest expense of $14.4 million attributable to changes in volume, of which $17.2 million was attributable to average savings and money market deposits, $15.9 million was attributable to average time deposits and $13.8 million was attributable to average demand deposits, partially offset by a decrease in interest expense of $23.3 million attributable to average borrowings and other interest-bearing liabilities. The increase in interest expense attributable to changes in volume was driven in part due to deposits assumed in the Republic First Transaction.

The rate on average total interest-bearing liabilities decreased 31 bps for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a decline in interest rates.

Average loans and FTE yields, by type, are summarized in the following table:

	Nine months ended September 30
	2025		2024		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$9,676,574	6.23%	$8,803,503	6.48%	$873,071	9.9%
Commercial and industrial	4,543,967	6.37	4,786,976	6.82	(243,009)	(5.1)
Real estate - residential mortgage	6,459,649	4.55	5,844,317	4.20	615,332	10.5
Real estate - home equity	1,177,209	6.87	1,091,526	7.61	85,683	7.8
Real estate – construction	1,197,159	6.95	1,370,134	7.92	(172,975)	(12.6)
Consumer	601,877	7.47	697,204	6.31	(95,327)	(13.7)
Leases and other loans (1)	319,258	5.02	325,185	5.50	(5,927)	(1.8)
Total loans	$23,975,693	5.88%	$22,918,845	6.09%	$1,056,848	4.6%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the nine months ended September 30, 2025, average net loans increased $1.1 billion, or 4.6%, compared to the same period in 2024. The increase in average net loans was largely due to loans acquired in the Republic First Transaction.

The yield on total loans decreased 21 bps for the first nine months of 2025 compared to the same period in 2024 primarily due to lower interest rates.

Average deposits and interest rates, by type, are summarized in the following table:

	Nine months ended September 30
	2025		2024		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,317,851	—%	$5,339,590	—%	$(21,739)	(0.4)%
Interest-bearing demand	7,810,681	1.80	6,785,106	1.79	1,025,575	15.1
Savings and money market deposits	8,195,790	2.30	7,215,631	2.47	980,159	13.6
Total demand deposits and savings and money market deposits	21,324,322	1.54	19,340,327	1.55	1,983,995	10.3
Brokered deposits	761,952	4.43	1,015,823	5.40	(253,871)	(25.0)
Time deposits	4,112,258	3.87	3,583,905	4.28	528,353	14.7
Total deposits	$26,198,532	1.99%	$23,940,055	2.12%	$2,258,477	9.4%

During the nine months ended September 30, 2025, average total deposits increased $2.3 billion, or 9.4%, compared to the same period in 2024. The increase in average total deposits was primarily due to increases of $1.0 billion, $980.2 million and $528.4 million in average interest-bearing demand deposits, average savings and money market deposits and average time deposits, respectively, partially offset by a decrease of $253.9 million in average brokered deposits. The increase in average total deposits was largely due to deposits assumed in the Republic First Transaction.

The cost of total deposits decreased 13 bps to 1.99% for the first nine months of 2025 compared to 2.12% for the same period of 2024 primarily due to a decline in interest rates.

Average borrowings and other interest-bearing liabilities and interest rates, by type, are summarized in the following table:

	Nine months ended September 30
	2025		2024		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$366	4.47%	$68,515	5.54%	$(68,149)	(99.5)%
FHLB advances	634,370	4.58	829,971	4.69	(195,601)	(23.6)
Senior debt and subordinated debt	367,438	4.93	535,656	3.96	(168,218)	(31.4)
Other borrowings and interest-bearing liabilities(1)	689,177	3.39	991,611	4.11	(302,434)	(30.5)
Total borrowings and other interest-bearing liabilities	$1,691,351	4.18%	$2,425,753	4.47%	$(734,402)	(30.3)%
(1) Includes repurchase agreements, short-term promissory notes and capital leases and collateral liabilities.

Average borrowings and other interest-bearing liabilities decreased $734.4 million, or 30.3%, in the first nine months of 2025 compared to the same period in 2024. The decrease in average borrowings and other interest-bearing liabilities was due to decreases of $302.4 million, $195.6 million, $168.2 million and $68.1 million in average other borrowings and interest-bearing liabilities, average FHLB advances, average senior debt and subordinated debt and average Federal funds purchased, respectively.

In November 2024, the Corporation retired $168.8 million of subordinated notes issued in November 2014 and June 2015 which matured on November 15, 2024.

Provision for Credit Losses

The provision for credit losses was $32.7 million for the nine months ended September 30, 2025 compared to $54.9 million for the same period in 2024. The $22.2 million decrease in the provision for credit losses compared to the same period in 2024 was primarily due to a $23.4 million provision for credit losses for non-PCD loans recorded as a result of the Republic First Transaction in the second quarter of 2024.

Non-Interest Income

The following table presents the components of non-interest income:

	Nine months ended September 30		Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Wealth management	$66,705	$62,741	$3,964	6.3%
Commercial banking:
Merchant and card	21,294	22,103	(809)	(3.7)
Cash management	24,510	20,473	4,037	19.7
Capital markets	8,264	8,236	28	0.3
Other commercial banking	13,857	11,716	2,141	18.3
Total commercial banking	67,925	62,528	5,397	8.6
Consumer banking:
Card	23,748	22,850	898	3.9
Overdraft	11,265	10,120	1,145	11.3
Other consumer banking	7,757	8,226	(469)	(5.7)
Total consumer banking	42,770	41,196	1,574	3.8
Mortgage banking	10,841	10,183	658	6.5
Other	18,547	13,756	4,791	34.8
Non-interest income before investment securities (losses) gains, net and gain on acquisition, net of tax	206,788	190,404	16,384	8.6
Gain on acquisition, net of tax	—	39,685	(39,685)	(100.0)
Investment securities (losses) gains, net	(2)	(20,283)	20,281	(100.0)
Total Non-Interest Income	$206,786	$209,806	$(3,020)	(1.4)%

Non-interest income for the nine months ended September 30, 2025 decreased $3.0 million, or 1.4%, compared to the same period in 2024. Excluding investment securities (losses) gains, net and gain on acquisition, net of tax, non-interest income increased $16.4 million or 8.6%. The increase in non-interest income before investment securities (losses) gains, net and gain on acquisition, net of tax, was primarily due to increases of $4.0 million in cash management fee income due to an increase in account analysis fees as customers moved funds to interest-bearing deposit accounts, $4.0 million in wealth management revenues due to an increase in assets under management, $3.0 million in income from equity method investments, reflected in other non-interest income, $1.1 million in consumer overdraft fee income and $1.0 million in fee income from letters of credit, included in other commercial banking income.

In May 2024, the Corporation sold $345.7 million of AFS investment securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher-yielding investment securities of a similar type and similar duration.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Nine months ended September 30		Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Salaries and employee benefits	$321,726	$317,496	$4,230	1.3%
Data processing and software	55,396	58,332	(2,936)	(5.0)
Net occupancy	50,571	52,942	(2,371)	(4.5)
Other outside services	36,307	34,672	1,635	4.7
Intangible amortization	17,097	11,548	5,549	48.1
FDIC insurance	15,638	17,909	(2,271)	(12.7)
Equipment	12,175	13,461	(1,286)	(9.6)
Marketing	7,595	6,263	1,332	21.3
Professional fees	3,233	7,470	(4,237)	(56.7)
Other	59,251	53,286	5,965	11.2
Subtotal	578,989	573,379	5,610	1.0
Gain on Sale-Leaseback Transaction	—	(20,266)	20,266	100.0
FultonFirst implementation and asset disposals	(524)	22,065	(22,589)	(102.4)
Acquisition-related expenses	380	27,998	(27,618)	(98.6)%
Total non-interest expense	$578,845	$603,176	$(24,331)	(4.0)%

Non-interest expense for the nine months ended September 30, 2025 decreased $24.3 million, or 4.0%, compared to the same period in 2024. Excluding the gain on Sale-Leaseback Transaction, FultonFirst implementation and asset disposals and acquisition-related expenses, non-interest expense increased $5.6 million, or 1.0%, for the nine months ended September 30, 2025 compared to the same period in 2024. The increase in non-interest expense, excluding the gain on Sale-Leaseback Transaction, FultonFirst implementation and asset disposals and acquisition-related expenses, was largely due to increases of $5.5 million in intangible amortization driven by CDI amortization expense resulting from the Republic First Transaction and $4.2 million in salaries and employee benefits primarily due to an increase in incentive compensation expense and annual merit increases, partially offset by a decrease of $4.2 million in professional fees largely due to a recovery of previously incurred fees in the first quarter of 2025.

Income Taxes

The Corporation's ETR was 19.9% for the nine months ended September 30, 2025, compared to 14.8% for the same period in 2024. Excluding the impact from the $39.7 million gain on acquisition, net of tax, the Corporation's ETR was 17.5% for the same period in 2024.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets:

	September 30, 2025	December 31, 2024	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$814,197	$1,063,871	$(249,674)	(23.5)%
FRB and FHLB Stock	136,181	139,574	(3,393)	(2.4)
Loans held for sale	19,875	25,618	(5,743)	(22.4)
Investment securities	5,045,270	4,806,468	238,802	5.0
Net loans, less ACL - loans	23,665,231	23,665,763	(532)	N/M
Net premises and equipment	178,644	195,527	(16,883)	(8.6)
Goodwill and intangibles	618,361	635,458	(17,097)	(2.7)
Other assets	1,517,327	1,539,531	(22,204)	(1.4)
Total Assets	$31,995,086	$32,071,810	$(76,724)	(0.2)%
Liabilities and Shareholders' Equity
Deposits	$26,332,490	$26,129,433	$203,057	0.8%
Borrowings	1,471,961	1,782,048	(310,087)	(17.4)
Other liabilities	777,037	963,004	(185,967)	(19.3)
Total Liabilities	28,581,488	28,874,485	(292,997)	(1.0)
Total Shareholders' Equity	3,413,598	3,197,325	216,273	6.8
Total Liabilities and Shareholders' Equity	$31,995,086	$32,071,810	$(76,724)	(0.2)%

Investment Securities

The following table presents the carrying amount of investment securities:

	September 30, 2025	December 31, 2024	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
State and municipal securities	$811,736	$814,887	$(3,151)	(0.4)%
Corporate debt securities	255,039	300,370	(45,331)	(15.1)
Collateralized mortgage obligations	1,135,442	788,885	346,557	43.9
Residential mortgage-backed securities	858,992	989,875	(130,883)	(13.2)
Commercial mortgage-backed securities	532,867	516,882	15,985	3.1
Total AFS investment securities	3,594,076	3,410,899	183,177	5.4
Held to Maturity
Residential mortgage-backed securities	597,922	537,856	60,066	11.2
Commercial mortgage-backed securities	853,272	857,713	(4,441)	(0.5)
Total HTM securities	1,451,194	1,395,569	55,625	4.0

Total Investment Securities	$5,045,270	$4,806,468	$238,802	5.0%
Compared to December 31, 2024, total AFS investment securities at September 30, 2025 increased $183.2 million, or 5.4%. The increase in AFS investment securities at September 30, 2025 compared to December 31, 2024 was primarily due to a $346.6 million increase in collateralized mortgage obligations, partially offset by decreases of $130.9 million and $45.3 million in residential mortgage-backed securities and corporate debt securities, respectively.

Compared to December 31, 2024, total HTM investment securities at September 30, 2025 increased $55.6 million, or 4.0%. The increase in HTM investment securities at September 30, 2025 compared to December 31, 2024 was driven by an increase of $60.1 million in residential mortgage-backed securities.

Loans

The following table presents ending net loans outstanding by type:

	September 30, 2025	December 31, 2024	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate - commercial mortgage	$9,734,156	$9,601,858	$132,298	1.4%
Commercial and industrial	4,437,905	4,605,589	(167,684)	(3.6)%
Real estate - residential mortgage	6,617,017	6,349,643	267,374	4.2%
Real estate - home equity	1,214,399	1,160,616	53,783	4.6%
Real estate - construction	1,134,748	1,394,899	(260,151)	(18.7)%
Consumer	566,291	616,856	(50,565)	(8.2)%
Leases and other loans(1)	336,973	315,458	21,515	6.8%
Net loans	$24,041,489	$24,044,919	$(3,430)	N/M
(1) Includes unearned income of $37.8 million and $35.6 million as of September 30, 2025 and December 31, 2024, respectively.

During the nine months ended September 30, 2025, net loans decreased $3.4 million compared to December 31, 2024. The decrease in net loans during the nine months of 2025 was primarily due to decreases of $260.2 million in construction loans and $167.7 million in commercial and industrial loans, partially offset by increases of $267.4 million in residential mortgage loans and $132.3 million in commercial mortgage loans.

The Corporation does not have a significant concentration of credit risk with any single borrower. As of September 30, 2025, approximately $10.9 billion, or 45.2%, of the loan portfolio was comprised of commercial mortgage loans and construction loans.

The Corporation has established lower total lending limits for certain types of commercial lending commitments and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. The Corporation adheres to loan portfolio management practices, which include requiring an annual review of the majority of commercial loans. Additionally, management monitors the loan portfolio throughout the year taking into account, among other things, the size, complexity and risk of loans and individual borrowers. An independent loan review function assesses the portfolio for internal risk rating accuracy and loan servicing policy requirements. The Corporation consolidates risk migrations to identify emerging risks by industry and real estate property types, taking into consideration economic forecasts and industry trends. The Corporation takes a risk-based approach when reviewing a specific loan portfolio, such as the commercial office loan portfolio or multi-family loan portfolio. The Corporation reviews portfolio concentrations and adjusts the lending limits based on asset quality, economic forecasts and industry outlook.

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	September 30, 2025	December 31, 2024
Real estate(1)	42.5%	39.5%
Health care	6.9	6.3
Manufacturing	6.4	5.1
Retail	6.1	6.6
Agriculture	5.1	5.3
Other services	4.8	5.3
Construction(2)	4.6	4.3
Hospitality and food services	4.1	4.0
Wholesale trade	4.0	3.4
Educational services	3.1	3.0
Professional, scientific and technical services	2.5	2.7
Arts, entertainment and recreation	2.4	2.4
Finance and Insurance	1.4	1.6
Public administration	1.4	1.3
Transportation and warehousing	1.3	1.5
Administrative and Support	1.1	1.2
Other	2.3	6.5
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of renting, leasing or managing real estate for others, selling and/or buying real estate for others and appraising real estate.
(2) Includes commercial loans to borrowers engaged in the construction industry.

The commercial mortgage loan portfolio consists of 45.3% owner occupied commercial mortgage loans and 54.7% of non-owner occupied commercial mortgage loans as of September 30, 2025. The following table summarizes the non-owner occupied commercial mortgage loan portfolio outstanding balance and the percent to total net loans.

	September 30, 2025		December 31, 2024
	$	% of Total Net Loans	$	% of Total Net Loans
	(dollars in thousands)
Multi-family	$1,530,536	6.4%	$1,543,943	6.4%
Retail trade	1,147,092	4.8	1,097,712	4.6
Industrial	886,296	3.7	829,354	3.4
Office	750,874	3.1	761,929	3.2
Hospitality and food services	456,465	1.9	470,907	2.0
Other	549,728	2.2	527,661	2.2
Total non-owner occupied commercial mortgage loans	$5,320,991	22.1%	$5,231,506	21.8%

The following table summarizes the commercial mortgage office non-owner occupied loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	September 30, 2025			December 31, 2024
	Outstanding Balance	Total Commitment	Weighted Average LTV(1)	Outstanding Balance	Total Commitment	Weighted Average LTV(1)
	(dollars in thousands)
Philadelphia(2)	$359,500	$373,065	62%	$339,164	$369,758	62%
New York(3)	71,230	73,690	62	96,129	100,893	59
Washington, D.C.(4)	76,514	76,514	69	87,688	87,688	55
Baltimore (5)	84,259	85,375	62	75,318	76,453	58
Other	159,371	185,982	61	163,630	171,442	61
Total office non-owner occupied commercial real estate	$750,874	$794,626	63%	$761,929	$806,234	60%
(1) Weighted average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) New York-Newark-Jersey City, NY-NJ-PA.
(4) Washington-Arlington-Alexandria, DC-VA-MD-WV.
(5) Baltimore-Columbia-Towson, MD.

The non-owner occupied commercial mortgage office loan portfolio table above excludes commercial construction loans secured by office property collateral with a total outstanding balance of $1.7 million and outstanding loan commitment of $2.8 million as of September 30, 2025.

The following table summarizes the non-owner occupied commercial mortgage multi-family loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	September 30, 2025			December 31, 2024
	Outstanding Balance	Total Commitment	Weighted Average LTV(1)	Outstanding Balance	Total Commitment	Weighted Average LTV(1)
	(dollars in thousands)
Philadelphia(2)	$688,325	$700,916	62%	$707,826	$738,256	62%
New York(3)	125,927	129,005	60	124,321	130,238	64
Baltimore(4)	93,512	93,512	56	108,384	108,680	59
Washington, D.C.(5)	49,909	52,198	54	28,145	31,121	48
Lancaster, PA	137,493	139,133	48	135,891	146,593	69
Other	435,370	494,611	57	439,376	479,884	59
Total multi-family non-owner occupied commercial real estate	$1,530,536	$1,609,375	58%	$1,543,943	$1,634,772	62%
(1) Weighted average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) New York-Newark-Jersey City, NY-NJ-PA.
(4) Baltimore-Columbia-Towson, MD.
(5) Washington-Arlington-Alexandria, DC-VA-MD-WV.

The non-owner occupied commercial mortgage multi-family loan table above excludes commercial construction loans secured by multi-family property collateral with a total outstanding loan balance of $323.5 million and outstanding loan commitments of $506.8 million as of September 30, 2025.

The following table presents the changes in non-accrual loans for the three and nine months ended September 30, 2025:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Leases and other loans	Total
	(dollars in thousands)
Three months ended September 30, 2025
Balance at June 30, 2025	$39,115	$84,035	$24,852	$25,817	$7,085	$2,038	$182,942
Additions	20,430	14,530	—	3,583	2,394	422	41,359
Payments	(7,224)	(24,679)	(17,493)	(1,354)	(905)	(726)	(52,381)
Charge-offs (1)	(5,847)	(3,906)	(5,286)	(394)	(1,562)	(422)	(17,417)
Transfers to accrual status	(4,006)	—	—	(42)	(117)	(10)	(4,175)
Transfers to OREO	—	—	—	(191)	—	—	(191)
Balance at September 30, 2025	$42,468	$69,980	$2,073	$27,419	$6,895	$1,302	$150,137

Nine months ended September 30, 2025
Balance at December 31, 2024	$42,217	$99,497	$1,746	$25,400	$8,599	$11,834	$189,293
Additions	46,125	99,890	25,980	8,800	6,311	2,347	189,453
Payments	(26,331)	(102,102)	(20,027)	(4,527)	(2,723)	(10,523)	(166,233)
Charge-offs (1)	(15,492)	(22,414)	(5,386)	(995)	(4,871)	(2,346)	(51,504)
Transfers to accrual status	(4,051)	(4,891)	—	(124)	(421)	(10)	(9,497)
Transfers to OREO	—	—	(240)	(1,135)	—	—	(1,375)
Balance at September 30, 2025	$42,468	$69,980	$2,073	$27,419	$6,895	$1,302	$150,137
(1) Overdrafts excluded from charge-offs.

During the nine months ended September 30, 2025, non-accrual loans decreased by approximately $39.2 million, or 20.7%, largely due to $166.2 million in payments, $51.5 million in charge-offs and $9.5 million in transfers to accrual status, partially offset by $189.5 million in additions. During the nine months ended September 30, 2025, non-accrual loans as a percentage of total net loans decreased to 0.62% compared to 0.79% as of December 31, 2024.

The following table presents non-performing assets for the periods shown below:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Non-accrual loans	$150,137	$189,293
Loans 90 days or more past due and still accruing	48,597	30,781
Total non-performing loans	198,734	220,074
OREO(1)	2,305	2,621
Total non-performing assets	$201,039	$222,695
Non-accrual loans to total net loans	0.62%	0.79%
Non-performing loans to total net loans	0.83%	0.92%
Non-performing assets to total assets	0.63%	0.69%
ACL - loans to non-performing loans	189%	172%
(1) Excludes $15.0 million and $17.5 million of residential mortgage properties for which formal foreclosure proceedings were in process as of September 30, 2025 and December 31, 2024, respectively.

Non-performing loans as of September 30, 2025 were $198.7 million, a decrease of $21.3 million, or 9.7%, compared to $220.1 million as of December 31, 2024. The decrease in non-performing loans during the nine months of 2025 was primarily due to payments, charge-offs and transfers to accrual status, partially offset by additions. Non-performing loans as a percentage of total net loans was 0.83% and 0.92% as of September 30, 2025 and December 31, 2024, respectively.

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

Total internally risk-rated loans were $15.4 billion and $15.4 billion as of September 30, 2025 and December 31, 2024, respectively, of which $1.6 billion were criticized and classified loans at September 30, 2025 compared to $1.8 billion at December 31, 2024.

The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgage loans, commercial and industrial loans, construction loans to commercial borrowers and leases and other loans by class segment:

	Special Mention(1)		Increase (Decrease)		Substandard or Lower(2)		Increase (Decrease)		Total Criticized and Classified Loans
	September 30, 2025	December 31, 2024	$	%	September 30, 2025	December 31, 2024	$	%	September 30, 2025	December 31, 2024
	(dollars in thousands)
Real estate - commercial mortgage	$501,484	$531,423	$(29,939)	(5.6)%	$590,153	$522,377	$67,776	13.0%	$1,091,637	$1,053,800
Commercial and industrial	169,411	238,809	(69,398)	(29.1)	285,013	335,246	(50,233)	(15.0)	454,424	574,055
Real estate -construction(3)	50,211	161,310	(111,099)	(68.9)	31,916	47,183	(15,267)	(32.4)	82,127	208,493
Leases and other loans	2,996	—	2,996	NM	7,125	—	7,125	NM	10,121	—
Total	$724,102	$931,542	$(207,440)	(22.3)%	$914,207	$904,806	$9,401	1.0%	$1,638,309	$1,836,348

% of total risk rated loans	4.7%	6.1%			5.9%	5.9%			10.6%	11.9%
(1) Considered "criticized" loans by banking regulators.
(2) Considered "classified" loans by banking regulators.
(3) Excludes residential real estate - construction.

Compared to December 31, 2024, total criticized and classified loans as of September 30, 2025 decreased $198.0 million driven by a decrease of $207.4 million in special mention loans, partially offset by an increase of $9.4 million in substandard or lower loans.

The Corporation accounts for the credit risk associated with lending activities through the ACL and the provision for credit losses.

The following table presents the activity in the ACL:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
	(dollars in thousands)
Average balance of net loans	$24,020,322	$24,147,801	$23,975,693	$22,918,845

Balance of ACL at beginning of period	$377,337	$375,941	$379,156	$293,404

CECL Day 1 Provision for credit losses(1)	—	—	—	23,444
Initial PCD allowance for credit losses	—	(1,139)	—	54,767

Loans charged off:
Real estate - commercial mortgage	(3,906)	(2,723)	(22,414)	(10,602)
Commercial and industrial	(5,847)	(6,256)	(15,492)	(16,843)
Real estate - residential mortgage	(394)	(1,131)	(995)	(1,417)
Consumer and real estate - home equity	(2,527)	(2,308)	(6,605)	(6,312)
Real estate - construction	(5,286)	—	(5,387)	—
Leases and other loans	(1,479)	(726)	(4,495)	(2,929)
Total loans charged off	(19,439)	(13,144)	(55,388)	(38,103)
Recoveries of loans previously charged off:
Real estate - commercial mortgage	4,307	107	4,814	405
Commercial and industrial	3,205	1,008	11,785	3,052
Real estate - residential mortgage	33	130	410	368
Consumer and real estate - home equity	726	545	2,285	2,382
Real estate - construction	47	103	228	336
Leases and other loans	192	129	633	538
Total recoveries of loans previously charged-off	8,510	2,022	20,155	7,081
Net loans charged off (recoveries)	(10,929)	(11,122)	(35,233)	(31,022)
Provision for credit losses(1)(2)	9,850	12,281	32,335	35,368
Balance of ACL at end of period	$376,258	$375,961	$376,258	$375,961
Provision for OBS credit exposures(1)	$395	$(352)	$414	$(3,902)
Reserve for OBS credit exposures(3)	$14,575	$14,188	$14,575	$14,188
Net charge-offs to average loans (annualized)	0.18%	0.18%	0.20%	0.18%
(1) These amounts are reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision for credit losses includes only the portion related to net loans.
(3) Reserve for OBS credit exposures is recorded within other liabilities on the Consolidated Balance Sheets.

The provision for credit losses, specific to net loans, for the three months ended September 30, 2025 was $9.9 million compared to a provision of $12.3 million for the same period in 2024. The provision for credit losses, specific to net loans, for the nine months ended September 30, 2025 was $32.3 million compared to $35.4 million for the same period in 2024. During the second quarter of 2024, a provision for credit losses of $23.4 million was recorded for non-PCD Loans acquired in the Republic First Transaction. Additionally, included in the ACL as of September 30 2024, was $54.8 million recorded for PCD Loans acquired in the Republic First Transaction.

The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See "Note 5 - Loans and Allowance for Credit Losses" of the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements" for additional details.

The following table summarizes the allocation of the ACL - loans:

	September 30, 2025			December 31, 2024
	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)
	(dollars in thousands)
Real estate - commercial mortgage	$155,794	41.4%	40.5%	$158,181	41.7%	39.9%
Commercial and industrial	94,060	25.0	18.5	92,212	24.3	19.2
Real estate - residential mortgage	88,025	23.4	27.5	81,331	21.5	26.4
Consumer, home equity and leases and other loans	24,950	6.6	8.8	22,292	5.9	8.7
Real estate - construction	13,429	3.6	4.7	25,140	6.6	5.8
Total ACL - loans	$376,258	100.0%	100.0%	$379,156	100.0%	100.0%
(1) Ending ACL - loan portfolio segment balance as a percentage of total ACL - loans.
(2) Ending loan portfolio segment balances as a percentage of total net loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits by type:

	September 30, 2025	December 31, 2024	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,136,210	$5,499,760	$(363,550)	(6.6)%
Interest-bearing demand	8,035,393	7,843,604	191,789	2.4
Savings and money market deposits	8,417,678	7,792,114	625,564	8.0
Total demand and savings	21,589,281	21,135,478	453,803	2.1
Brokered deposits	709,667	843,857	(134,190)	(15.9)
Time deposits	4,033,542	4,150,098	(116,556)	(2.8)
Total deposits	$26,332,490	$26,129,433	$203,057	0.8%

During the nine months ended September 30, 2025, total deposits increased by $203.1 million compared to December 31, 2024. The increase in total deposits was primarily due to increases of $625.6 million in savings and money market deposits and $191.8 million in interest-bearing demand deposits, partially offset by decreases of $363.6 million in noninterest-bearing demand deposits, $134.2 million in brokered deposits and $116.6 million in time deposits.

Total uninsured deposits (excluding intra-Company deposits) were estimated to be $9.7 billion and $9.4 billion as of September 30, 2025 and December 31, 2024, respectively.

Time deposits of $250 thousand or more were $1.1 billion and $1.0 billion as of September 30, 2025 and December 31, 2024, respectively.

The following table presents ending borrowings by type:

	September 30, 2025	December 31, 2024	Increase (Decrease)
			$	%
	(dollars in thousands)
FHLB advances	$450,000	$850,000	$(400,000)	(47.1)
Senior debt and subordinated debt	367,557	367,316	241	N/M
Other borrowings(1)	654,404	564,732	89,672	15.9
Total borrowings	$1,471,961	$1,782,048	$(310,087)	(17.4)%

(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During the nine months ended September 30, 2025, total borrowings decreased $310.1 million, or 17.4%, compared to December 31, 2024. The decrease in total borrowings was primarily due to a decrease in FHLB advances of $400.0 million, partially offset by an increase in other borrowings of $89.7 million.

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

During the nine months ended September 30, 2025, 2,203,767 shares of common stock were repurchased under the 2025 Repurchase Program at a total cost of $39.8 million or an average of $18.07 per share.

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

As of September 30, 2025, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of September 30, 2025, Fulton Bank met the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the Capital Rules. There were no other conditions or events since September 30, 2025 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	September 30, 2025	December 31, 2024	Regulatory Minimum for Capital Adequacy	With Capital Conservation Buffer
Total Risk-Based Capital (to Risk-Weighted Assets)	15.0%	14.3%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	12.4%	11.5%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	11.6%	10.8%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.6%	9.0%	4.0%	4.0%

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

Simulation of net interest income is performed for the next 12-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulations of net interest income is used primarily to measure the Corporation's short-term earnings exposure to rate movements. During the first quarter of 2025, the Corporation revised its policy to measure its interest rate risk profile using parallel instantaneous shocks rather than non-parallel instantaneous shocks. The Corporation has not changed its established interest rate risk policy limits.

The Corporation evaluates the potential exposure of net interest income in a parallel instantaneous shock. A "shock" is an immediate upward or downward movement in interest rates. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet, nor does it take into account the potential effects of competition on the pricing of deposits and loans over the forward 12-month period. As of September 30, 2025, the Corporation was within the policy limits for exposure of net interest income for every 100 bps parallel instantaneous shock listed below.

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

The following table summarizes the expected impact of interest rate changes in rate-ramp scenarios over a 12-month period, that is, a gradual parallel shift and a gradual non-parallel shift, on net interest income as of September 30, 2025:

	Parallel Shift		Non-Parallel Shift
Rate Ramp(1)	Annual change in net interest income	% change in net interest income	Annual change in net interest income	% change in net interest income
+400 bp	+ $29.4 million	+2.6%	+ $20.2 million	+1.8%
+300 bp	+ $24.0 million	+2.1%	+ $17.3 million	+1.5%
+200 bp	+ $18.2 million	+1.6%	+ $13.7 million	+1.2%
+100 bp	+ $11.6 million	+1.0%	+ $9.5 million	+0.8%
–100 bp	- $6.5 million	-0.6%	- $4.2 million	-0.4%
–200 bp	- $12.3 million	-1.1%	- $6.6 million	-0.6%
–300 bp	- $18.1 million	-1.6%	- $8.7 million	-0.8%
–400 bp	- $24.2 million	-2.1%	- $11.9 million	-1.1%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

The following table summarizes the expected impact of abrupt interest rate changes, that is, a parallel instantaneous shock and a non-parallel instantaneous shock, on net interest income as of September 30, 2025:

	Parallel Instantaneous Shock		Non-Parallel Instantaneous Shock
Rate Shock(1)	Annual change in net interest income	% change in net interest income	Annual change in net interest income	% change in net interest income
+400 bp	+ $55.3 million	+4.9%	+ $27.0 million	+2.4%
+300 bp	+ $47.0 million	+4.2%	+ $25.4 million	+2.3%
+200 bp	+ $37.0 million	+3.3%	+ $22.3 million	+2.0%
+100 bp	+ $24.6 million	+2.2%	+ $18.0 million	+1.6%
–100 bp	- $15.5 million	-1.4%	- $6.8 million	-0.6%
–200 bp	- $30.8 million	-2.7%	- $10.6 million	-0.9%
–300 bp	- $48.9 million	-4.3%	- $14.2 million	-1.3%
–400 bp	- $80.0 million	-7.1%	- $30.8 million	-2.7%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation's balance sheet. The Corporation evaluates the economic value of equity that may be at risk in a parallel instantaneous shock. As of September 30, 2025, the Corporation was within economic value of equity policy limits for every 100 bps parallel instantaneous shock listed above.

The following table disaggregates net loans by interest rate type at September 30, 2025:

	Fixed Rate	Adjustable/Variable Rate	Other(1)	Total
	(dollars in thousands)
Real estate - commercial mortgage	$2,043,677	$7,677,748	$12,731	$9,734,156
Commercial and industrial	809,417	3,595,160	33,328	4,437,905
Real-estate - residential mortgage	3,980,288	2,758,166	(121,437)	6,617,017
Real-estate - home equity	152,669	1,059,375	2,355	1,214,399
Real-estate - construction	290,691	843,181	876	1,134,748
Consumer	481,054	85,126	111	566,291
Leases and other loans	290,063	223	46,687	336,973
Gross loans	$8,047,859	$16,018,979	$(25,349)	$24,041,489
(1) Other includes non-accrual loans, deferred fees/costs, purchase accounting fair value adjustment balances and loans in-process.

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

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI are recognized as a reduction to interest income, including fees, when the previously forecasted hedged item affects earnings in future periods. During the nine months ended September 30, 2025, $9.7 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income. During the year ended December 31, 2024, $27.9 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of September 30, 2025, the Bank had total borrowing capacity of approximately $11.2 billion with $4.7 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $6.5 billion under these facilities. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of September 30, 2025, the Corporation had aggregate federal funds lines borrowing capacity of $2.6 billion with no amounts outstanding against that amount. As of September 30, 2025, the Corporation had $4.2 billion of collateralized borrowing capacity at the FRB discount window with no amounts outstanding.

A combination of commercial real estate loans, commercial loans, consumer loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. Securities carried at $0.3 billion at September 30, 2025 and December 31, 2024 were pledged as collateral to secure public and trust deposits.

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

The Consolidated Statements of Cash Flows in Part I. "Item 1. Financial Statements" provide additional information. The Corporation's operating activities during the nine months ended September 30, 2025 generated $208.5 million of cash. Cash used in investing activities was $204.6 million and was primarily due to a net increase in investment securities. Cash used in financing activities was $253.6 million primarily due to a decrease in borrowings, and dividends paid, partially offset by a net increase in total deposits.

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

State and Municipal Securities

As of September 30, 2025, the Corporation owned securities issued by various states and municipalities with a total fair value of $811.7 million. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of September 30, 2025, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 77% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15, promulgated under the Exchange

Act. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July1, 2025 to July 31, 2025	350,000	$18.54	350,000	$109,667,961
August 1, 2025 to August 31, 2025	650,000	17.85	650,000	98,195,704
September 1, 2025 to September 30, 2025	650,000	19.56	650,000	85,617,444
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

During the nine months ended September 30, 2025, 2,203,767 shares of common stock were repurchased under the 2025 Repurchase Program at a total cost of $39.8 million or an average of $18.07 per share.

Item 5. Other Information

(c) None of the Corporation's directors or "officers" (as defined in Rule 16a-1(f) (17 C.F.R. § 240.16a-1(f))) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. § 229.408)) during the fiscal quarter ended September 30, 2025.

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

4.2	Form of depositary receipt representing the Depositary Shares (Included in Exhibit 4.1).
4.3	Stock Certificate (Incorporated by reference as Exhibit 4.1 of Fulton Financial Corporation Registration Statement on Form S-4 filed on April 21, 2022).
10.1	Executive Employment Agreement between Fulton Financial Corporation and Kevin C. Gremer dated August 25, 2025 – Filed herewith. *
10.2	Key Employee Change in Control Agreement between Fulton Financial Corporation and Kevin C. Gremer dated August 25, 2025 – Filed herewith. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	November 7, 2025	/s/ Curtis J. Myers
Curtis J. Myers
Chairman and Chief Executive Officer

Date:	November 7, 2025	/s/ Richard S. Kraemer
Richard S. Kraemer
Senior Executive Vice President and Chief Financial Officer