Form 10-K
period 2025-12-31
FULTON FINANCIAL CORP
filed 2026-02-27
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025, or

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $3.2 billion. The number of shares of the registrant's Common Stock outstanding on February 24, 2026 was 180,010,562.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 28, 2026 are incorporated by reference in Part III.

Note: Some numbers contained in this Report may not sum due to rounding

FULTON FINANCIAL CORPORATION
GLOSSARY OF DEFINED ACRONYMS AND TERMS

2024 Repurchase Program	The authorization, commencing on January 1, 2024 and expiring on December 31, 2024, to repurchase up to $125.0 million of the Corporation's common stock; under this authorization, up to $25.0 million of the $125.0 million may be used to repurchase the Corporation's preferred stock and outstanding subordinated notes
2025 Proxy Statement	Definitive Proxy Statement for the Corporation's 2025 Annual Meeting of Shareholders
2025 Repurchase Program	The authorization, commencing on January 1, 2025 and expiring on December 31, 2025, to repurchase up to $125.0 million of the Corporation's common stock; under this authorization, up to $25.0 million of the $125.0 million authorization may be used to repurchase the Corporation's preferred stock and outstanding Subordinated Notes due 2030
2026 Repurchase Program	The authorization, commencing on January 1, 2026 and expiring on January 31, 2027, to repurchase up to $150.0 million of the Corporation's common stock; under this authorization, up to $25.0 million of the $150.0 million authorization may be used to repurchase the Corporation's preferred stock and outstanding subordinated notes
ACL	Allowance for credit losses
Acquisition Date	April 26, 2024, the date of the Republic First Transaction
AFS	Available for sale
ALCO	Asset/Liability Management Committee
AML	Anti-Money Laundering
AOCI	Accumulated other comprehensive (loss) income
APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Basel Committee	Basel Committee on Banking Supervision
Basel III Rules	Risk-based requirements and rules issued by federal banking agencies
BHCA	Bank Holding Company Act of 1956, as amended
Blue Foundry	Blue Foundry Bancorp
Blue Foundry Bank	A New Jersey-chartered stock savings bank and a wholly-owned subsidiary of Blue Foundry
BMA	Bank Merger Act
bp or bps	Basis point(s)
BSA	Bank Secrecy Act of 1970, as amended
Capital Rules	Regulatory capital requirements applicable to the Corporation and Fulton Bank
CCPA	California Consumer Privacy Act
CDI	Core Deposit Intangible
CECL	Current Expected Credit Losses
CECL Day 1 Provision	Initial provision for credit losses required on non-PCD Loans acquired in the Republic First Transaction in 2024
CECL Transition Rule	Amendments to the Capital Rules adopted by the federal banking agencies that delay the estimated impact on regulatory capital from the adoption of CECL
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CIRST	Cyber incident response support team

CISO	Chief Information Security Officer
Corporation, Company, we, our, or us	Fulton Financial Corporation
COVID-19	Coronavirus
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CTA	Corporate Transparency Act of 2019
DIF	Federal Deposit Insurance Fund
Directors' Plan	Amended and Restated 2023 Director Equity Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	U.S. Department of Justice
DOL	U.S. Department of Labor
DTI	Debt-to-income
DTAs	Deferred Tax Assets
EAD	Exposure at default
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ECOA	Equal Credit Opportunity Act
EEOC	Equal Employment Opportunity Commission
Employee Equity Plan	2022 Amended and Restated Equity and Cash Incentive Compensation Plan
ESPP	Employee Stock Purchase Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FAS	Statement of Financial Accounting Standards
FASB	Financial Accounting Standards Board
Fannie Mae	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Fed Funds Rate	Target Federal Funds Rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
FinTechs	Financial Technology Companies
FOMC	Federal Open Market Committee
Foreign Currency Nostro Accounts	Foreign currency with international correspondent banks
FRB	Federal Reserve Bank
FSOC	Financial Stability Oversight Council
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
FultonFirst	Strategic initiative implemented by the Corporation
GAAP	U.S. generally accepted accounting principles
GLBA	Gramm-Leach-Bliley Act
GSEs	U.S. Government sponsored enterprises or agencies
H.R. 1	The reconciliation bill titled "An Act to provide for reconciliation pursuant to Title II of H. Con. Res. 14," formerly titled the "One Big Beautiful Bill Act"
HTM	Held to maturity
HUD	U.S. Department of Housing and Urban Development
ICIRP	Integrated cybersecurity incident response plan

IDI	Insured depository institution
LGD	Loss given default
LTV	Loan-to-value
Management's Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	The proposed merger of Blue Foundry with and into the Corporation, with the Corporation continuing as the surviving corporation
Merger Agreement	Agreement and Plan of Merger, dated as of November 24, 2025 between the Corporation and Blue Foundry
MSRs	Mortgage servicing rights
Net loans	Loan and lease receivables (net of unearned income)
NIM	Net interest margin
NIST	National Institute of Standards and Technology
N/M	Not meaningful
NMTC	New Market Tax Credits
OBS	Off-balance-sheet
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
P and A Agreement	Agreement for the acquisition of substantially all of the assets and assumption of substantially all of the deposits and certain liabilities of Republic First Bank dated as of April 26, 2024, between the Corporation and the FDIC, as receiver of Republic First Bank
Parent Company	Fulton Financial Corporation individually
Patriot Act	USA PATRIOT Act of 2001
PCD	Purchased with more-than-insignificant credit deterioration
PCD Loans	Loans purchased with more-than-insignificant credit deterioration
PD	Probability of default
Pension Plan	Fulton Financial Affiliates' Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
Prudential Bancorp	Prudential Bancorp, Inc.
Prudential Bancorp Pension Plan	The Pentegra Defined Benefits Plan for Financial Institutions, a multiemployer defined benefit pension plan
PSU	Performance-based restricted stock unit
Republic First Bank	Republic First Bank, doing business as Republic Bank
Republic First Assets and Liabilities	The assets acquired and liabilities assumed of Republic First Bank by Fulton Bank in connection with the Republic First Transaction
Republic First Transaction	The acquisition of substantially all of the assets and assumption of substantially all of the deposits and certain liabilities of Republic First Bank by Fulton Bank from the FDIC, as receiver for Republic First Bank
QM	Qualified mortgage
RESPA	Real Estate Settlement Procedures Act
Risk Committee	Risk Committee of the Corporation's Board of Directors
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
S&P 500	Standard and Poor's 500 index
SAB	Staff Accounting Bulletin
Sale-Leaseback Transaction	Sale of 40 financial center office locations to certain affiliates of Blue Owl Capital Inc. with concurrent agreements to lease each of the locations
SBA	Small Business Administration

SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Subordinated Notes due 2030	The Corporation's 3.250% Fixed-to-Floating Rate Subordinated Notes due 2030
Tax Act	Tax Cuts and Jobs Act of 2017
Tax Code	U.S. Internal Revenue Code of 1986, as amended
TCI	Tax credit investment
TDR	Troubled debt restructuring
TruPS	Trust Preferred Securities
TILA	Truth in Lending Act
U.S.	United States of America
UST	United States Treasury
VIEs	Variable Interest Entities
Volcker Rule Regulators	FDIC, Federal Reserve Board, OCC, Commodity Futures Trading Commission and SEC

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
•risks related to the Merger including, among others, (i) failure to complete the Merger or unexpected delays related to the Merger, (ii) diversion of management’s attention from ongoing business operations and opportunities, (iii) cost savings and any revenue or expense synergies from the Merger may not be fully realized or may take longer than anticipated to be realized, (iv) expenses related to the Merger are greater than expected, and (v) unanticipated challenges or delays in the integration of Blue Foundry Bank’s business into Fulton Bank’s business and/or the conversion of Blue Foundry Bank’s operating systems and customer data;
•completed and potential future acquisitions may affect costs and the Corporation may not be able to successfully integrate the acquired business or realize the anticipated benefits from such acquisitions;
•geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine and ongoing tensions in the Middle East, which could impact business and economic conditions in the United States and abroad;
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

On November 24, 2025, the Corporation entered into the Merger Agreement with Blue Foundry. Under the terms of the Merger Agreement, Blue Foundry will merge with and into the Corporation, with the Corporation continuing as the surviving corporation. The combined company will operate under the Corporation's name and will trade under the ticker symbol "FULT." Shareholders of Blue Foundry approved the Merger at the Blue Foundry special shareholder meeting on January 29, 2026, and all regulatory approvals required to complete the Merger have been obtained. Subject to the satisfaction of the remaining customary closing conditions in the Merger Agreement, we expect the Merger to close on or about April 1, 2026. Blue Foundry Bank is expected to be merged with and into Fulton Bank in the third quarter of 2026.

On April 26, 2024, Fulton Bank completed the Republic First Transaction.

On July 1, 2022, the Corporation completed the acquisition of 100% of the outstanding common stock of Prudential Bancorp. Prudential Bancorp's wholly-owned subsidiary, Prudential Bank, became our wholly-owned subsidiary. Prudential Bank merged with and into Fulton Bank on November 5, 2022.

Our Internet address is www.fultonbank.com. Electronic copies of our 2025 Annual Report on Form 10-K are available free of charge by visiting "Investor Relations - Financials" at www.fultonbank.com. Electronic copies of Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are also available at this Internet address. These reports, as well as any amendments thereto, are posted on our website as soon as reasonably practicable after they are electronically filed with the SEC. The information contained on our website or in any websites linked by our website is not a part of this 2025 Annual Report on Form 10-K.

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

Commercial Banking - We provide commercial banking products and services primarily to small- and medium-sized businesses (generally with annual gross revenue of less than $500 million) in our market area. Commercial lending products include commercial real estate loans, commercial and industrial loans and construction loans. Variable, adjustable and fixed rate loans are provided, with variable and adjustable rate loans generally tied to an index, such as the Prime Rate or SOFR, as well as interest rate derivatives. Our commercial lending policy encourages relationship banking and provides guidelines related to customer creditworthiness and collateral requirements for secured loans. We offer equipment lease financing, letters of credit, cash management services and traditional deposit products to commercial customers. We have established lending limits based on our internal risk rating of a borrower and for certain types of lending commitments.

Wealth Management - We offer wealth management services, which include investment management, trust, brokerage, insurance and investment advisory services, to consumer and commercial customers in our market area through Fulton Financial Advisors and Fulton Private Bank, both operating divisions of Fulton Bank.

We deliver these products and services through a network of financial center locations. Electronic delivery channels include a network of ATMs and telephone, mobile and online banking. The variety of available delivery channels allows customers to access their account information and perform certain transactions, such as depositing checks, transferring funds and paying bills, at any time of the day. As of December 31, 2025, we had 204 financial centers, not including remote service facilities (mainly stand-alone ATMs), and our main office located in Lancaster, Pennsylvania.

Human Capital

Our workforce, excluding temporary employees and interns, consisted of approximately 3,400 employees, at December 31, 2025.

Employee Engagement and Retention - We place a premium on having a highly engaged workforce because engaged employees tend to perform at a higher level, support our success, and are more likely to stay with the Corporation. We conduct an annual survey of our workforce to measure employee engagement and help identify areas of the employee experience that could be improved. We then task our leaders with developing and implementing communication and action plans to gain a better understanding of the results of the assessment and to foster enhanced future engagement.

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

Workforce Recruitment and Development - We recruit our workforce, filling replacement and new positions through employee referrals, recruiting efforts and by posting positions internally, on our website and on social media platforms. We provide for professional development of new and existing employees through the efforts of our Learning and Development area that develops and administers a wide variety of training programs. We also provide a number of third-party offerings in which employees can further enhance their skills, knowledge and leadership potential.

Safety, Health and Wellness - The safety, health and wellness of our employees is a top priority. In addition to healthcare, paid time off, paid parental leave and retirement benefits, we provide behavioral and mental health support and work-life services through our Employee Assistance Program.

Cybersecurity

Cybersecurity is a critical component of our overall risk management approach. By the very nature of our business, handling sensitive data is a part of daily operations and is taken very seriously by all employees. The cybersecurity threat environment is volatile and dynamic requiring all levels of the organization to be cognizant and aware of these threats at all times. As such, we maintain a comprehensive cybersecurity strategy that includes, but is not limited to: regular employee cybersecurity training and communications; continuous monitoring, detection, alerting, and defense-in-depth technologies; regular internal and third-party program oversight; policies and procedures regularly reviewed and designed with regulatory and industry guidance; and regular reviews of vendors who maintain sensitive data on behalf of Fulton Bank.

Given that cybersecurity threat actors are continuously adapting their techniques, it is important to note that no cybersecurity program is completely infallible. As we continue to offer new and innovative technologies for our customers, the risk of cybersecurity attacks and our oversight of this risk will remain at a high level. See "Item 1C. Cybersecurity."

Climate Risk Management

At this time, we have not experienced material losses from events related to climate change. However, we are aware that its impact may increase in the future. We recognize the potential impact climate change may have on us, our clients, our suppliers, employees, shareholders, and the communities we serve. We are cognizant of our responsibility to better understand the impact of our operations on global climate change and are taking steps to help ensure our organization operates in a manner consistent with responsible environmental stewardship. We are susceptible to losses and disruptions caused by fire, power shortages, telecommunications failures, water shortages, floods, and other extreme weather conditions. Climate change may contribute to or exacerbate these conditions. We are also susceptible to losses arising from policy changes, energy costs, and shifts in market and customer sentiment that can impact us and our clients as well as other key stakeholders. As the potential impact of climate change broadens, we will continue to assess and respond to climate risks as they evolve.

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

Stock Information

The Corporation's common stock is traded on the Nasdaq Global Select Market under the ticker symbol "FULT." There are 600 million authorized shares of the Corporation's common stock, with approximately 180 million shares outstanding as of December 31, 2025. The Corporation has an additional 10 million authorized shares of preferred stock, of which approximately 200,000 shares with a liquidation preference of $1,000 per share were outstanding as of December 31, 2025.

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

The following discussion is general in nature and seeks to highlight some of the more significant regulatory requirements to which we are subject but does not purport to be complete or to describe all applicable laws and regulations. The descriptions are qualified in their entirety by reference to the relevant statutes and regulations.

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
•Providing that reciprocal deposits are not treated as brokered deposits in the case of a "well capitalized" institution that received an "outstanding" or "good" composite condition rating on its most recent examination to the extent the amount of such deposits does not exceed the lesser of $5 billion or 20% of the bank's total liabilities; and
•Directing the CFPB to provide guidance on the applicability of the TILA-RESPA Integrated Disclosure rule to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.

Given Fulton Bank's size, a number of additional benefits afforded to community banks under applicable asset thresholds are not available to Fulton Bank.

Consumer Financial Protection Laws and Enforcement - The CFPB is responsible for promoting fairness and transparency for mortgages, credit cards, deposit accounts and other consumer financial products and services and for interpreting and enforcing the federal consumer financial laws that govern the provision of such products and services. Federal consumer financial laws enforced by the CFPB include, but are not limited to, the ECOA, the TILA, the Truth in Savings Act, the Home Mortgage Disclosure Act, the RESPA, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. As a residential mortgage lender, we are subject to multiple federal consumer protection statutes and regulations, including, but not limited to, those statutes and regulations referenced above.

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

The Basel III Rules also included a "capital conservation buffer" of 2.5%, composed entirely of CET1 capital, in addition to the minimum capital to RWA ratios outlined above, resulting in effective minimum CET1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a capital ratio above the minimum, but below the conservation buffer, will face restrictions on dividends, equity repurchases, and executive compensation based on the amount of the shortfall and the institution's "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). As of December 31, 2025, the Corporation and Fulton Bank exceeded the minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III Rules.

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

The Basel Committee published the last version of the Basel III accord in 2017, generally referred to as "Basel IV." Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card and home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards became effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not the Corporation or Fulton Bank. The impact of Basel IV on the Corporation and Fulton Bank will depend on the manner in which it is implemented by the federal banking agencies. As of December 31, 2025, the Corporation and Fulton Bank exceeded all capital requirements necessary to be deemed "well-capitalized" for all regulatory purposes under the Capital Rules.

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

Prompt Corrective Action - The FDICIA established a system of prompt corrective action to attempt to resolve the problems of undercapitalized institutions. The FDICIA, among other things, establishes five capital categories for FDIC-insured banks: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An IDI is treated as well capitalized if its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 8.00% or greater, its CET1 risk-based capital ratio is 6.50% or greater and its Tier 1 leverage capital ratio is 5.00% or greater, and it is not subject to any order or directive to meet a specific capital level. As of December 31, 2025, Fulton Bank's capital ratios were above the minimum levels required to be considered "well capitalized" by the OCC.

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

Brokered Deposits - The FDICIA and FDIC regulations limit the ability of an IDI, such as Fulton Bank, to accept, renew or roll over brokered deposits unless the institution is well-capitalized under the prompt corrective action framework described above, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, less than well-capitalized banks are subject to restrictions on the interest rates they may pay on deposits. The characterization of deposits as "brokered" may result in the imposition of higher deposit assessments on such deposits. There is a limited exception from the scope of “brokered” deposits for reciprocal deposits for IDIs that are well-rated and well-capitalized (or adequately capitalized and for which the IDI has obtained a waiver from the FDIC as mentioned above). Under this limited exception, qualified IDIs, like Fulton Bank, are able to exempt from treatment as "brokered" deposits the lesser of up to $5 billion, or 20% of the institution's total liabilities, in reciprocal deposits.

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF arising from the protection of uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in 2023. The special assessment is based on an IDI's estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5.0 billion of estimated uninsured deposits, and will be assessed at a quarterly rate of 3.36 bps, over eight quarterly assessment periods, beginning in the first quarter of 2024. The FDIC approved an interim final rule in December 2025 to reduce the special assessment for the eighth collection quarter to 2.97 bps. The interim final rule aims to ensure the FDIC will collect the exact amount needed through the special assessment to match the total losses preventing either over-or under-collection. The interim final rule also requires the FDIC to provide an offset to regular quarterly deposit insurance assessments for banks subject to the special assessment if the aggregate amount collected exceeds losses following the final resolution of litigation between the FDIC and one of the bank entities. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

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

Community Reinvestment - Under the CRA, Fulton Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low- and moderate-income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires an institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans, including community development loans, in its designated assessment areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and areas and small businesses; and (iii) a service test, to evaluate the institution's delivery of banking services throughout its CRA assessment area, including low- and moderate-income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. As of December 31, 2025, Fulton Bank was rated as "outstanding." Current regulations require that Fulton Bank publicly disclose certain agreements that are in fulfillment of CRA. Fulton Bank is not a party to any such agreements at this time.

On October 24, 2023, the federal regulatory agencies jointly issued a final rule to strengthen and modernize regulations implementing the CRA, but in light of litigation, the agencies issued a joint proposal in July 2025 to rescind this rule and reinstate the CRA framework that existed prior to the 2023 final rule.

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

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness, and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Required reserves must be maintained in the form of either vault cash, an account at a FRB or a pass-through account as defined by the Federal Reserve Board. Pursuant to the Emergency Economic Stabilization Act of 2008, the FRB pays interest on depository institutions' required and excess reserve balances. The interest rate paid on required reserve balances is currently the average target Fed Funds Rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target Fed Funds Rate in effect during the reserve maintenance period.

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

On September 17, 2024, the FDIC, the OCC and the DOJ, each announced new rules and policy statements impacting their bank merger review processes under the BMA.

Among these actions, the FDIC approved a final statement of policy on bank merger transactions and the OCC approved a final rule updating the agency's regulations for business combinations involving national banks and federal savings associations, both of which expressed heightened scrutiny of business combinations. In May 2025, the FDIC rescinded its 2024 policy statement on bank merger review and reinstated its prior Statement of Policy on Bank Merger Transactions and the OCC adopted an interim final rule amending the 2024 final rule to restore the expedited review and the use of the streamlined business combination application. The OCC also rescinded its 2024 policy statement. President Trump subsequently signed a joint resolution under the Congressional Review Act, which, among other things, prevents an agency from reissuing a substantially similar rule.

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

Effective September 30, 2020, the Federal Reserve Board finalized a rule that simplifies and increases the transparency of its rules for determining when one company controls another company for purposes of the BHCA and, on March 31, 2021, the Federal Reserve Board published interpretive guidance regarding the final rule and related regulatory control matters. The amended control rule has had, and will likely continue to have, a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in nonbank companies.

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

Our financial condition and results of operations are affected by conditions in the economy and the financial markets generally. Our financial performance is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability, or increases in the cost, of credit and capital; changes in the rate of inflation or in interest rates; high unemployment; labor shortages; governmental fiscal and monetary policies; the level of, or changes in, prices of raw materials, goods or commodities; supply chain issues; global economic conditions; immigration policies; trade policies and tariffs affecting other countries as well as retaliatory policies and tariffs by such countries; geopolitical events, including the war between Russia and Ukraine and ongoing tensions in the Middle East; natural disasters; public health crises, such as epidemics and pandemics; acts of war or terrorism; or a combination of these or other factors.

Specifically, the business environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral, if any, securing those loans, as well as demand for loans and other products and services we offer. Worsening economic conditions, such as economic downturns, recessions, increases in prevailing interest rates and high unemployment rates, could negatively impact the quality of our loan portfolio. As a result, we may have to increase our provision for credit losses, which would negatively impact our results of operations, and could result in charge-offs of a higher percentage of our loans. Unlike large, national institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business could be adversely affected. In addition, increased market competition in a lower demand environment could adversely affect our profit potential.

INTEREST RATE AND CREDIT RISKS

We are subject to interest rate risk.

We cannot predict or control changes in interest rates. We are affected by fiscal and monetary policies of the federal government, including those of the Federal Reserve Board, many of which affect interest rates charged on loans and paid on deposits.

During 2022-2024, the Federal Reserve Board raised the target range for the Fed Funds Rate in a series of actions to combat rising inflation. Beginning in September 2024, as inflation moderated toward the Federal Reserve Board's policy objective, the Federal Reserve Board incrementally reduced the Fed Funds Rate, which is now at a target range of 3.50% to 3.75%. The timing and magnitude of future Fed Funds Rate decreases are uncertain, and increases in Fed Funds Rates are possible.

Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and securities that we invest in and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of financial assets and liabilities, and the average duration of our assets. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is the most significant component of our net income, accounting for approximately 79% of total revenues in 2025. Changes in market interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on our NIM. The rates on some interest-earning assets, such as loans and investments, and interest-bearing liabilities, such as deposits and borrowings, adjust concurrently with, or within a brief period after, changes in market interest rates, while others adjust only periodically or not at all during their terms. Thus, changes in market interest rates might, for example, result in a decrease in the interest earned on interest-earning assets that is not accompanied by a corresponding decrease in the interest paid on interest-bearing liabilities, or the decrease in interest paid on interest-bearing liabilities might be at a slower pace, or in a smaller amount, than the decrease in interest earned on interest-earning assets, reducing our net interest income and/or NIM. In addition, we are dependent on lower-cost, core deposits as our primary source of funding and changes in interest rates could increase our cost of funding, reduce our NIM and/or create liquidity challenges.

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

Changes in interest rates also affect the fair value of interest-earning investment securities. Generally, the value of interest-earning investment securities moves inversely with changes in interest rates. Changes in interest rates can affect the fair value of AFS investment securities, with any unrealized gain or loss reflected as a component of AOCI. As a result of elevated interest rates in recent years, the fair value of our AFS investment securities declined resulting in unrealized losses of approximately $206 million as of December 31, 2025 and is reflected in AOCI as a reduction to total shareholders' equity. Further increases in interest rates could result in additional unrealized losses on AFS investment securities we hold. Any sale of investment securities with a fair value below amortized cost will result in actual losses, which will adversely affect our results of operations.

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

Our investment management and trust services revenue, which is partially based on the value of the underlying investment portfolios, can also be impacted by fluctuations in the securities markets. If the values of those investment portfolios decrease, whether due to factors influencing U.S. or international securities markets, in general, or otherwise, our non-interest income could be negatively impacted. In addition, our ability to sell our securities brokerage and wealth management services is dependent, in part, upon consumers' level of confidence in securities markets. Securities market volatility or other market disruptions may adversely affect our ability to sell our securities brokerage and wealth management services, which could negatively affect our fee-based non-interest income, and as a result, our results of operations.

Our loan portfolio composition subjects us to credit risk.

At December 31, 2025, approximately 63% of our loan portfolio consisted of commercial loans, commercial mortgage loans, and residential and commercial construction loans. Commercial loans, commercial mortgage loans and residential and commercial construction loans generally involve a greater degree of credit risk than residential mortgage loans and consumer loans because these loans are likely to be more sensitive to broader economic factors and conditions. Because payments on these loans often depend on the successful operation and management of borrowers' businesses and properties, repayment of such loans may be affected by factors outside of the borrower's control, including adverse conditions in the real estate markets, adverse economic conditions or changes in governmental regulation. In addition, commercial loans typically have relatively large balances and the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.

A significant proportion of our loan portfolio consists of commercial mortgage loans that may pose increased credit risk.

At December 31, 2025, commercial mortgage loans represented approximately 41% of our loan portfolio. These loans are secured by both owner-occupied and non-owner-occupied commercial real estate. The market for commercial real estate is cyclical and a significant change in the real estate market that results in deterioration in the value of collateral or rental or occupancy rates could adversely affect borrowers’ ability to repay loans. For example, the increased prevalence of remote and hybrid working arrangements as a result of COVID-19 has impacted the demand for commercial office space putting pressure on office rental and occupancy rates. Changes in the real estate market could also affect the value of foreclosed assets. Negative developments in the commercial real estate market could result in an increase in non-performing loans, the need for us to increase the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent on customer deposits as our primary source of funding. A substantial majority of our deposits are in non-maturing accounts that customers can withdraw on demand or upon several days' notice. Factors, including competition with bank and non-bank competitors, changes in interest rates, the availability of alternative investment options, customer confidence in the industry and the liquidity needs of deposit customers, can cause fluctuations in both the level and cost of customer deposits. Further, deposits from state and municipal entities, primarily in non-maturing, interest-bearing accounts, are a significant source of deposit funding for us, representing approximately 13% of total deposits at December 31, 2025. State and municipal customers frequently maintain large deposit account balances substantially in excess of the FDIC insurance limit, and these depositors may be more sensitive than other depositors to changes in interest rates. Changes in any of these factors could increase our funding costs, reduce our NIM and/or create liquidity challenges.

Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of us, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. As we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. At December 31, 2025, approximately 36% of our deposits (excluding Intra-Company deposits) were uninsured and we are dependent on these deposits for liquidity.

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

We originate residential mortgage loans and other loans, such as loans guaranteed, in part, by the SBA, all or portions of which are later sold in the secondary market to GSEs, such as Fannie Mae and other non-government sponsored investors. In connection with such sales, we make certain representations and warranties with respect to matters such as the underwriting, origination, documentation or other characteristics of the loans sold. We may be required to repurchase a loan, or to reimburse the purchaser of a loan for any related losses, if it is determined that the loan sold was in violation of representations or warranties made at the time of the sale, and, in some cases, if there is evidence of borrower fraud, in the event of early payment default by the borrower on the loan, or for other reasons. We maintain reserves for potential losses on certain loans sold, however, it is possible that losses incurred in connection with loan repurchases and reimbursement payments may be in excess of any applicable reserves, and we may be required to increase reserves and may sustain additional losses associated with such loan repurchases and reimbursement payments in the future, all of which could have a material adverse effect on our business, financial condition and results of operations.

The sale of residential mortgage loans and other loans in the secondary market serves as a source of non-interest income and liquidity for us and can reduce our exposure to interest rate risk. Efforts to reform GSEs, changes in the types of, or standards for, loans purchased by GSEs and other investors, or our failure to maintain our status as an eligible seller of such loans may limit our ability to sell these loans. Our inability to continue to sell these loans could reduce our non-interest income, limit our ability to originate and fund these loans in the future, and make managing interest rate risk more challenging, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The commercial soundness of many financial institutions are closely interrelated as a result of credit, trading, execution of transactions or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This risk is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis, and, therefore, could have a material adverse effect on our business, financial condition or results of operations.

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

We are also susceptible to policy and regulatory changes with respect to banks' climate risk management practices. In addition, due to divergent policies and viewpoints regarding climate change, we are at an increased risk of being subject to different and potentially conflicting legal or regulatory requirements and stakeholder expectations, as well as the risk of harm to our business and brand and our ability to attract and retain employees from negative public opinion related to any of our actual or perceived action or inaction in response to climate-related matters. Furthermore, ongoing legislative or regulatory uncertainties and changes regarding climate-related matters and practices may result in higher regulatory, compliance, credit and other risks and costs, and may subject us to different and potentially conflicting requirements.

RISKS FROM ACCOUNTING AND OTHER ESTIMATES

Our Consolidated Financial Statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenue and expenses during the reporting period to prepare these Consolidated Financial Statements in conformity with GAAP. Actual results could differ from these estimates. Material estimates subject to change in the near term include, among other items: the allowance for credit losses; the carrying value of goodwill or other intangible assets; the fair value estimates of certain assets and liabilities; and the realization of DTAs and liabilities. These estimates may be adjusted as more current information becomes available and any adjustment may be significant.

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

LEGAL AND REGULATORY COMPLIANCE RISKS

We are subject to extensive regulation and supervision and may be adversely affected by changes in, or any failure to comply with, laws and regulations.

Virtually every aspect of our operations is subject to extensive regulation and supervision by federal and state regulatory agencies, including, but not limited to, the Federal Reserve Board, OCC, FDIC, CFPB, DOJ, UST, SEC, HUD, DOL, EEOC, state attorneys general and state banking, financial services, securities and insurance regulators. Under this framework, regulatory agencies have broad authority to carry out their supervisory, examination and enforcement responsibilities to address compliance with applicable laws and regulations, including, but not limited to, laws and regulations relating to capital adequacy, asset quality, earnings, liquidity, risk management and financial accounting and reporting as well as laws and regulations governing consumer protection, fair lending, privacy, information security and cybersecurity risk management, third-party vendor risk management, AML and sanctions and anti-terrorism laws. Failure to comply with these regulatory requirements, including inadvertent or unintentional violations, may result in the assessment of fines and penalties, the commencement of informal or formal regulatory enforcement actions against us, or regulatory restrictions on our activities. Failure to comply may also affect our ability to grow through acquisitions, discourage institutional investment managers to invest in our securities, result in reputational damage, or increase our costs of doing business.

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

Compliance with banking and financial services statutes and regulations also impacts our ability to engage in new activities or to expand existing activities. Federal and state banking agencies possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on our operations and expansion activities that could have a material adverse effect on our business and profitability. We dedicate significant time, effort, and expense to comply with regulatory and supervisory standards and requirements imposed by our regulators, and we expect that we will continue to do so. If we fail to develop the systems and processes necessary to comply with the standards and requirements imposed by these rules at a reasonable cost, it could have a material adverse effect on our business, financial condition or results of operations.

From time to time we may be the subject of litigation and governmental or administrative proceedings. Adverse outcomes of any such litigation or proceedings may have a material adverse impact on our business, financial condition and results of operations as well as our reputation.

Many aspects of our business involve a substantial risk of legal liability. From time to time, we have been named or threatened to be named as a defendant in various lawsuits arising from our business activities and, in some cases, from the activities of companies that we or our subsidiaries acquired. In addition, we are periodically the subject of governmental investigations and other forms of regulatory or governmental inquiry. These lawsuits, investigations, inquiries and other matters could lead to: administrative, civil or criminal proceedings, result in adverse judgments, settlements, fines, penalties, restitution, injunctions or other types of sanctions, the need for us to undertake remedial actions, or otherwise alter our business, financial or accounting practices. Substantial legal liability or significant regulatory actions against us could materially adversely affect our business, financial condition and results of operations and cause significant reputational harm.

Changes in U.S. federal, state or local tax laws may negatively impact our financial performance.

We are subject to changes in tax laws that could increase our effective tax rate. These changes may be retroactive to previous periods and, as a result, could negatively affect our current and future financial performance. The Tax Act reduced our federal corporate income tax rate to 21% beginning in 2018. The Tax Act also imposed limitations on our ability to take certain deductions, such as the deduction for FDIC deposit insurance premiums, which partially offset the increase in net income from the lower tax rate. The Inflation Reduction Act of 2022 imposes a 1% excise tax on the value of our shares we repurchase that exceeds $1 million in the aggregate during any taxable year, subject to certain adjustments. Additionally, on July 4, 2025, H.R. 1 was signed into law, which included a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions from the Tax Act and accelerating the phase-out of certain incentives from the Inflation Reduction Act of 2022.

There is uncertainty concerning whether future legislation will further revise the Tax Code. Future changes to the Tax Code may affect our business, financial condition and results of operations.

Regulations relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various federal and state privacy, information security, and data protection laws, such as the GLBA, that among other things require privacy disclosures and maintenance of a robust security program that are increasingly subject to change which could have a significant impact on our current and planned privacy, data protection, and information security-related practices; our collection, use, sharing, retention, and safeguarding of consumer or employee information; disclosures and notifications during a cyber or information security incident; and certain of our current or planned business activities. Our regulators also hold us responsible for privacy and data protection obligations performed by our third-party service providers while providing services to us, as well as disclosures and notifications during a cyber or information security incident.

New or changes to existing laws could increase our costs of compliance and business operations and could reduce income from certain business initiatives, including increased privacy-related enforcement activity and higher compliance and technology costs, and could restrict our ability to provide certain products and services. Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

RISKS RELATED TO THE CONSUMMATION OF THE MERGER AND OUR FUTURE STRATEGIC GROWTH

We expect to incur substantial costs related to the Merger and integration, and these costs may be greater than anticipated due to unexpected events.

We have incurred and expect to incur a number of significant non-recurring costs associated with the Merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. Some of these costs are payable by us regardless of whether or not the Merger is completed.

In addition, we will incur integration costs following the completion of the Merger as we integrate Blue Foundry Bank, including facilities and systems consolidation costs and employment-related costs. We may also incur additional costs to maintain employee morale and to retain key employees. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in us taking charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time.

Combining the Corporation and Blue Foundry may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits and cost savings of the Merger.

The success of the Merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of the Corporation and Blue Foundry. To realize the anticipated benefits and cost savings from the Merger, we must successfully integrate and combine Blue Foundry with our business in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect on the revenues, levels of expenses and operating results of the Corporation following the completion of the Merger, which may adversely affect the value of our common stock.

We and Blue Foundry have operated and, until the effective time of the Merger, must continue to operate, independently. It is possible that the integration process could result in the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on each of us and Blue Foundry during this transition period and for an undetermined period after completion of the Merger on us.

Our future results following the completion of the Merger may suffer if we do not effectively manage our expanded operations.

Following the Merger, the size of our business will increase beyond the current size of either our or Blue Foundry’s business. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We may also face increased scrutiny from governmental entities as a result of the increased size of our business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the Merger.

We may be unable to retain legacy Blue Foundry personnel successfully after the completion of the Merger.

The success of the Merger will depend in part on our ability to retain the talent and dedication of key employees currently employed by Blue Foundry. It is possible that these employees may decide not to remain with Blue Foundry while the Merger is pending or after its completion. If we and Blue Foundry are unable to retain key employees, including management, who are critical to the successful integration and future operations of the Corporation following the Merger, the Corporation and Blue Foundry could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the completion of the Merger, if key employees terminate their employment, our business activities following the Merger may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause our business following the Merger to suffer. We and Blue Foundry also may not be able to locate or retain suitable replacements for key employees who leave either company.

Failure to complete the Merger could negatively affect us.

If the Merger is not completed for any reason, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our respective customers and employees. For example, our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed.

Additionally, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of preparing, filing, printing and mailing the proxy statement/prospectus, and all filing and other fees paid in connection with the Merger. If the Merger is not completed, we would have to pay some of these expenses without realizing the expected benefits of the Merger.

We face a variety of risks in connection with completed and potential future acquisitions.

We may from time to time seek to supplement organic growth through acquisitions of banks, branches or other financial businesses or assets. Potential acquisitions, including the pending Merger, are typically subject to regulatory or other approvals, and there can be no assurance that we would be able to obtain any such approvals in a timely manner, without restrictive conditions or at all. Even if required approvals are obtained, acquisitions involve numerous risks, including lower than expected performance, higher than expected costs, difficulties related to integration, diversion of management's attention from other business activities, the potential loss of key employees, changes in relationships with customers, disruption of the operations of the acquired business and our business, exposure to potential asset quality issues, unknown or contingent liabilities of the acquired business and changes in banking or tax laws or regulations that may affect the acquired business and our business.

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

Additionally, future mergers or acquisitions, if any, may involve cash, debt or equity securities as transaction consideration. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock's tangible book value and net income per common share may occur in connection with any future transaction. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate any future acquisitions, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. Furthermore, failure to realize the expected revenue increases, cost savings, strategic gains, increases in geographic or product presence, and/or other anticipated benefits from pending or future acquisitions could have a material adverse effect on our business, financial condition and results of operations.

If the goodwill that we have recorded or will record in the future in connection with our acquisitions becomes impaired, it could have a negative impact on our results of operations.

We have supplemented our internal growth with strategic acquisitions of banks, branches and other financial services companies. In the future, we may seek to supplement organic growth through additional acquisitions. If the purchase price of an acquired company exceeds the fair value of the company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. As of December 31, 2025, we had $553.3 million of goodwill recorded on our balance sheet. We are required to evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in impairment charges.

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

Our employees are our most important resource. Competition for qualified personnel is intense in many areas of the financial services industry. We endeavor to attract talented new employees and retain and motivate our existing employees to assist in executing our growth, acquisition and business strategies. We also seek to retain proven, experienced senior employees augmented from time to time by external hires, to provide continuity of succession of our executive management team. Losses of, or changes in, our current executive officers or other key personnel, or the inability to recruit and retain qualified personnel in the future, could materially and adversely affect our financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services which could materially and adversely affect our business.

The financial services industry has become even more competitive as a result of legislative, regulatory, and technological changes and continued banking consolidation which may increase in connection with current economic, market, and political conditions. We face substantial competition in all phases of our operations from a variety of competitors, including national banks, regional banks, community banks and FinTechs. Many of our competitors offer the same banking services that we offer and our success depends on our ability to adapt our products and services to evolving industry standards and customer preferences. In addition to product and service offerings, we compete based on a number of other factors, including financial and other terms, underwriting standards, technological capabilities, brand, and reputation. Increased competition in our market may result in reduced new loan production and/or decreased deposit balances or less favorable terms on loans and leases and/or deposit accounts. We also face competition from many other types of financial institutions, including without limitation, non-bank specialty lenders, insurance companies, private investment funds, investment banks and other financial intermediaries, and some of these competitors may not be subject to the same regulatory requirements that we are. Many of our competitors have significantly greater resources, established customer bases, more locations, and longer operating histories. Should competition in the financial services industry intensify, our ability to market our products and services may be adversely affected. If we are unable to attract and retain banking customers, we may be unable to grow or maintain the levels of our loans and deposits, and our financial condition and results of operations may be adversely affected as a result. Ultimately, we may not be able to compete successfully against current and future competitors.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry experiences continuous technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. The costs of implementing new technology, including personnel, can be high, in both absolute and relative terms, and we may not achieve intended benefits of new technology initiatives. Moreover, the implementation of new technology can expose us to new or increased operational risks. For example, our implementation of certain new technologies, such as those related to artificial intelligence, machine learning and automated decision making, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. Many of our competitors have substantially greater resources to invest in technological improvements or are technology focused start-ups with internally developed cloud-native systems that offer improved user interfaces and experiences. Due to our size, we may face challenges in allocating sufficient resources to keep pace with technological investments and improvements implemented by our larger competitors. In addition, new payment, credit and investment and wealth management services developed and offered by non-bank or non-traditional competitors pose an increasing threat to the products and services traditionally provided by financial institutions like us. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, or effectively deploy new technologies to improve efficiency. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims or civil fines. Failure to successfully keep pace with technological change affecting the financial services industry or to successfully implement core processing strategies could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

We have pursued a strategy of capital management under which we have sought to deploy capital through stock repurchases and dividends on our common stock, in a manner that is beneficial to our shareholders. Our shareholders are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. We are not required to pay dividends on, or effect repurchases of, our common stock and may reduce or eliminate our common stock dividend and/or share repurchases in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Pennsylvania law, by the Federal Reserve Board, and by certain covenants contained in our subordinated debentures. Notification to the Federal Reserve Board is also required prior to our declaring and paying a cash dividend to our shareholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the Federal Reserve Board objects or until such time as we receive approval from the Federal Reserve Board or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to, or repurchasing shares of our common stock from, our shareholders. We cannot provide assurance that we will continue paying dividends on, or repurchase shares of, our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock or our share repurchases could have a material adverse effect on the market price of our common stock.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

The Corporation's cybersecurity risk management program is integrated into our enterprise risk management program and is designed to expeditiously identify, analyze and protect against security threats to its computer systems, software, networks, storage devices and other technology assets. Our management team, with oversight from our Board of Directors, proactively manages the Corporation's cybersecurity risks to avoid or minimize the impacts of attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt service, sabotage systems or cause other damage. Specifically, the Corporation has appointed a CISO to maintain a comprehensive information security program. Our strategy includes a continuous improvement mindset along with a defense-in-depth approach to cybersecurity. We utilize industry standards that include the NIST Cybersecurity Framework and the Financial Services Sector Cybersecurity Profile. Our layered security architecture consists of innovative technology to detect, prevent, and mitigate cybersecurity threats. Ongoing proactive analysis of cyber threat intelligence ensures that we are taking the appropriate counter measures to defend against the latest threats. We use monitoring and preventive controls to detect and respond swiftly to data breaches and cyber threats involving our systems. We regularly evaluate our systems and controls and implement upgrades as necessary. We also attempt to reduce our exposure to our vendors' data privacy and cyber incidents by performing initial vendor due diligence that is updated periodically for critical vendors, negotiating service level standards with vendors, negotiating for indemnification from vendors for confidentiality and data breaches, and limiting third-party access to the least privileged level necessary to perform outsourced functions. The additional cost to us of data and cybersecurity monitoring and protection systems and controls includes the cost of hardware and software, third-party technology providers, consulting and forensic testing firms, insurance premium costs, legal fees and the cost of personnel who focus a substantial portion of their responsibilities on data security and cybersecurity.

The Corporation uses an ICIRP designed to enable management to respond timely to cybersecurity incidents, coordinate such responses within the Corporation and with our Board of Directors, notify law enforcement and other government agencies, and notify customers and employees. The ICIRP provides a documented framework for identifying and responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the CIRST. The CIRST facilitates coordination across key stakeholders of the Corporation. The Corporation's CISO and key members of management are members of the ICIRP. The Corporation provides the CISO and the information security team with a comprehensive suite of security tools and techniques to protect the confidentiality, integrity and availability of the Corporation's data for the benefit of our customers, employees and shareholders. We periodically engage third-party consultants to assess the effectiveness of our strategy, tools and techniques, and overall information security program. Independent oversight and assurance activities include internal audits, vulnerability assessments and penetration testing. The Corporation's cybersecurity professionals are well-trained on how to protect customer and employee information through ongoing education and awareness initiatives.

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

Item 2. Properties

The Corporation's financial center properties as of December 31, 2025 totaled 204 financial centers. Of those financial centers, 43 were owned and 161 were leased. Remote service facilities (mainly stand-alone ATMs) are excluded from these totals. The Corporation's headquarters is located in Lancaster, Pennsylvania. The Corporation owns an operations center located in East Petersburg, Pennsylvania.

Item 3. Legal Proceedings

The information presented in the "Legal Proceedings" section of "Note 21 - Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements" is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of February 2, 2026, the Corporation had 180.0 million shares of $2.50 par value common stock outstanding held by approximately 53,242 holders of record. The closing price per share of the Corporation's common stock on February 24, 2026 was $21.17. The common stock of the Corporation is traded on the Nasdaq Global Select Market under the symbol "FULT."

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the number of securities remaining available for future issuance under the Employee Equity Plan, the Directors' Plan and the ESPP as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (2)
Equity compensation plans approved by security holders	2,876,550	4,143,684
Equity compensation plans not approved by security holders	—	—
Total	2,876,550	4,143,684
(1) The number of securities to be issued upon exercise of outstanding warrants and rights includes: (i) 972,558 PSUs, which is the target number of PSUs that are payable under the Employee Equity Plan, though no shares will be issued until achievement of applicable performance goals, (ii) 1,571,252 time-vested RSUs granted under the Employee Equity Plan and (iii) 332,740 time-vested RSUs granted under the Directors' Plan.
(2) Consists of: (i) 3,152,543 shares that may be awarded under the Employee Equity Plan, (ii) 256,205 shares that may be awarded under the Directors' Plan and (iii) 734,936 shares that may be purchased under the ESPP. Excludes accrued purchase rights under the ESPP as of December 31, 2025 as the number of shares to be purchased is indeterminable until the shares are issued.

Performance Graph

The following graph shows cumulative total shareholder return (i.e., price change, plus reinvestment of dividends) on the common stock of the Corporation during the five-year period ended December 31, 2025, compared with (1) the Nasdaq Bank Index and (2) the S&P 500. The graph is not indicative of future price performance.

The graph below is furnished under this Part II, Item 5 of this Annual Report on Form 10-K and shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Total Return Performance

S&P 500
NASDAQ Bank
Fulton Financial Corporation
Index Value
250
230
210
190
170
150
130
110
90
70
50
2020
2021
2022
2023
2024
2025

	Year Ending December 31
Index	2020	2021	2022	2023	2024	2025
Fulton Financial Corporation	$100.00	$138.94	$142.98	$146.02	$177.11	$183.57
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Nasdaq Bank Index	$100.00	$142.26	$115.66	$107.92	$125.97	$131.30

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	342,275	$17.45	342,275	$79,711,778
November 1, 2025 to November 30, 2025	150,000	18.48	150,000	68,643,653
December 1, 2025 to December 31, 2025	590,403	18.82	590,403	65,981,606
(1) Includes 1% excise tax

During the fourth quarter of 2025, approximately 1.1 million shares of common stock were repurchased at a total cost of $19.9 million, or an average cost of $18.34 per share, under the 2025 Repurchase Program.

During the year ended December 31, 2025, approximately 3.3 million shares of common stock were repurchased at a total cost of $59.7 million, or an average cost of $18.16 per share, under the 2025 Repurchase Program.

On December 16, 2025, the Corporation announced that its Board of Directors approved the 2026 Repurchase Program. The 2026 Repurchase Program will expire on January 31, 2027. Under the 2026 Repurchase Program the Corporation is authorized to repurchase up to $150.0 million of shares of its common stock. Under this authorization, up to $25.0 million of the $150.0 million authorization may be used to repurchase the Corporation's preferred stock and outstanding subordinated notes.

As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time under the 2026 Repurchase Program in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The 2026 Repurchase Program may be discontinued at any time.

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

Merger

On November 24, 2025, the Corporation entered into the Merger Agreement with Blue Foundry. Under the terms of the Merger Agreement, Blue Foundry will merge with and into the Corporation, with the Corporation continuing as the surviving corporation. The combined company will operate under the Corporation's name and will trade under the ticker symbol "FULT." Shareholders of Blue Foundry approved the Merger at the Blue Foundry special shareholder meeting on January 29, 2026, and all regulatory approvals required to complete the Merger have been obtained. Subject to the satisfaction of the remaining customary closing conditions in the Merger Agreement, we expect the Merger to close on or about April 1, 2026. Blue Foundry Bank is expected to be merged with and into Fulton Bank in the third quarter of 2026.

The Corporation developed a comprehensive integration plan with respect to the Merger and will expense direct costs as incurred. These direct costs related to the Merger totaled $1.1 million for the year ending December 31, 2025. Costs related to the Merger are included in acquisition-related expenses in the Consolidated Statements of Income.

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	2025	2024	2023
	(dollars in thousands, except per share)
Net income	$391,609	$288,743	$284,280
Net income available to common shareholders	$381,361	$278,495	$274,032
Net income available to common shareholders per share (diluted)	$2.08	$1.57	$1.64
Operating net income available to common shareholders per share(1)	$2.16	$1.85	$1.71
Return on average assets	1.23%	0.95%	1.04%
Operating return on average assets(1)	1.28%	1.11%	1.08%
Return on average common shareholders' equity	12.09%	9.83%	11.24%
Operating return on average common shareholders' equity (tangible)(1)	15.70%	14.81%	15.21%
Net interest margin(2)	3.51%	3.42%	3.42%
Efficiency ratio(1)	57.6%	60.8%	60.5%
Non-performing assets to total assets	0.58%	0.69%	0.56%
Net charge-offs to average loans, annualized	0.21%	0.19%	0.14%
(1)Represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the "Supplemental Reporting of Non-GAAP Based Financial Measures" section of Management's Discussion.
(2)Presented on a FTE basis using a 21% federal tax rate and statutory interest expense disallowances.

Financial Highlights

Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $381.4 million for the year ended December 31, 2025, a $102.9 million increase compared to $278.5 million in 2024. Net income available to common shareholders per diluted share was $2.08 for the year ended December 31, 2025, a $0.51 increase compared to $1.57 in 2024.

Year Ended December 31, 2025 Results were Impacted by the Following Items:

•NIM of 3.51%, a nine bps increase compared to 3.42% in 2024.

•Net interest income of $1.0 billion, a $76.0 million increase compared to $960.3 million in 2024.

•Provision for credit losses of $35.7 million resulting in an ACL attributable to net loans of $364.5 million, or 1.51% of total net loans as of December 31, 2025.

•Non-interest income of $276.8 million, a $1.0 million increase compared to $275.7 million in 2024.

•Non-interest expense of $791.8 million, a $28.0 million decrease compared to $819.8 million in 2024.

•During the year ended December 31, 2025, 3.3 million shares of the Corporation's common stock were repurchased at a total cost of $59.7 million, or $18.16 per share, under the 2025 Repurchase Program.

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

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	2025	2024	2023
	(dollars in thousands, except per share data)
Operating net income available to common shareholders
Net income available to common shareholders	$381,361	$278,495	$274,032
Less: Other(1)	(5,858)	(1,805)	1,855
Less: Gain on acquisition, net of tax	—	(36,996)	—
Plus: Loss on securities restructuring	—	20,282	—
Plus: Core deposit intangible amortization	22,010	17,307	2,308
Plus: Acquisition-related expense	1,182	37,635	—
Plus: CECL Day 1 Provision	—	23,444	—
Plus: FDIC special assessment	(95)	940	6,494
Less: Gain on Sale-Leaseback Transaction	—	(20,266)	—
Plus: FultonFirst implementation and asset disposals	2,271	32,038	3,197
Less: Tax impact of adjustments	(4,097)	(23,011)	(2,909)
Operating net income available to common shareholders (numerator)	$396,774	$328,063	$284,977

Weighted average shares (diluted) (denominator)	183,289	177,223	166,769
Operating net income available to common shareholders, per share (diluted)	$2.16	$1.85	$1.71
(1) Includes a loan recovery adjustment of $5.6 million in 2025, reflected in the provision for credit losses related to a loan acquired in the Republic First Transaction.

	2025	2024	2023
	(dollars in thousands)
Operating return on average assets
Net income	$391,609	$288,743	$284,280
Less: Other(1)	(5,858)	(1,805)	1,855
Less: Gain on acquisition, net of tax	—	(36,996)	—
Plus: Loss on securities restructuring	—	20,282	—
Plus: Core deposit intangible amortization	22,010	17,307	2,308
Plus: Acquisition-related expense	1,182	37,635	—
Plus: CECL Day 1 Provision	—	23,444	—
Plus: FDIC special assessment	(95)	940	6,494
Less: Gain on Sale-Leaseback Transaction	—	(20,266)	—
Plus: FultonFirst implementation and asset disposals	2,271	32,038	3,197
Less: Tax impact of adjustments	(4,097)	(23,011)	(2,909)
Operating net income (numerator)	$407,022	$338,311	$295,225

Total average assets	$31,952,633	$30,473,130	$27,229,704
Less: Average net core deposit intangible	(68,709)	(61,810)	(5,996)
Total average operating assets (denominator)	$31,883,924	$30,411,320	$27,223,708
Operating return on average assets	1.28%	1.11%	1.08%
(1) Includes a loan recovery adjustment of $5.6 million in 2025, reflected in the provision for credit losses related to a loan acquired in the Republic First Transaction.

	2025	2024	2023
	(dollars in thousands)
Operating return on average common shareholders' equity (tangible)
Net income available to common shareholders	$381,361	$278,495	$274,032
Less: Other(1)	(5,858)	(1,805)	1,855
Less: Gain on acquisition, net of tax	—	(36,996)	—
Plus: Loss on securities restructuring	—	20,282	—
Plus: Intangible amortization	22,462	17,830	2,944
Plus: Acquisition-related expense	1,182	37,635	—
Plus: CECL Day 1 Provision	—	23,444	—
Plus: FDIC special assessment	(95)	940	6,494
Less: Gain on Sale-Leaseback Transaction	—	(20,266)	—
Plus: FultonFirst implementation and asset disposals	2,271	32,038	3,197
Less: Tax impact of adjustments	(4,192)	(23,121)	(3,043)
Adjusted net income available to common shareholders (numerator)	$397,131	$328,476	$285,479

Average shareholders' equity	$3,346,630	$3,025,642	$2,631,249
Less: Average goodwill and intangible assets	(623,752)	(615,156)	(561,858)
Less: Average preferred stock	(192,878)	(192,878)	(192,878)
Average tangible common shareholders' equity (denominator)	$2,530,000	$2,217,608	$1,876,513
Operating return on average common shareholders' equity (tangible)	15.70%	14.81%	15.21%
(1) Includes a loan recovery adjustment of $5.6 million in 2025, reflected in the provision for credit losses related to a loan acquired in the Republic First Transaction.

	2025	2024	2023
	(dollars in thousands)
Efficiency ratio
Non-interest expense	$791,829	$819,791	$679,207
Less: Intangible amortization	(22,462)	(17,830)	(2,944)
Less: Acquisition-related expense	(1,182)	(37,635)	—
Less: Debt extinguishment gain (cost)	—	—	720
Less: FDIC special assessment	95	(940)	(6,494)
Less: Gain on Sale-Leaseback Transaction	—	20,266	—
Less: FultonFirst implementation and asset disposals	(2,271)	(32,038)	(3,197)
Non-interest expense (numerator)	$766,009	$751,614	$667,292

Net interest income	$1,036,347	$960,325	$854,286
Tax equivalent adjustment	17,680	17,915	17,811
Plus: Total non-interest income	276,766	275,731	227,678
Plus: Other revenue	(258)	(1,805)	1,855
Less: Gain on acquisition, net of tax	—	(36,996)	—
Plus: Investment securities losses (gains), net	2	20,283	733
Total revenue (denominator)	$1,330,537	$1,235,453	$1,102,363
Efficiency ratio	57.6%	60.8%	60.5%

CRITICAL ACCOUNTING POLICIES

The Corporation's accounting policies are fundamental to understanding Management’s Discussion. Critical accounting policies are those that the Corporation considers to be most important to the presentation of its financial condition and results of operations, because they require management's most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain. The following is a summary of those accounting policies that the Corporation considers to be most important to the presentation of its financial condition and results of operations.

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

The ACL incorporates the Corporation’s historical credit observations, current conditions and reasonable and supportable forecasts. These forecasts are based on the projected performance of specific economic variables statistically correlated with historical PD rates. The reasonable and supportable forecast extends to 24 months and reverts back to an average PD rate using a straight-line reversion methodology over a 12 month period.

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

The ACL for loans was $364.5 million and $379.2 million on December 31, 2025 and December 31, 2024, respectively.

The Corporation performs loan loss sensitivity analysis on a quarterly basis to determine the impact of varying economic conditions based on third-party forecasts. Our sensitivity analysis does not represent management's view of expected credit losses at the balance sheet date. One scenario identified includes a highly adverse economic environment. This scenario resulted in a hypothetical increase to the ACL of approximately $35.5 million.

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

Income tax expense was $94.0 million and $55.9 million for the years ended December 31, 2025 and 2024, respectively.

Recently Issued Accounting Standards

For a description of accounting standards recently issued, but not yet adopted by the Corporation, see "Recently Issued Accounting Standards," in "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

Net Interest Income

FTE net interest income was $1.1 billion for the year ended December 31, 2025, an increase of $75.8 million, compared to $978.2 million for the same period in 2024. For the years ended December 31, 2025 and December 31, 2024, NIM was 3.51% and 3.42%, respectively. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item "7A. Quantitative and Qualitative Disclosures About Market Risk." The following table provides a comparative average balance sheet and net interest income analysis for 2025 compared to 2024 and 2023. Interest income and yields are presented on an FTE basis using a 21% federal tax rate as well as statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	2025			2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Net loans(1)	$23,995,200	$1,407,669	5.87%	$23,145,114	$1,406,216	6.08%	$20,929,302	$1,166,376	5.57%
Investment securities(2)	5,270,122	193,154	3.66	4,486,726	143,317	3.19	4,210,010	109,325	2.59
Other interest-earning assets	729,300	33,731	4.63	962,971	50,578	5.25	387,360	15,346	3.96
Total interest-earning assets	29,994,622	1,634,554	5.45	28,594,811	1,600,111	5.60	25,526,672	1,291,047	5.06
Noninterest-earning assets:
Cash and due from banks	294,284			295,156			215,649
Premises and equipment	184,342			197,823			219,315
Other assets	1,862,326			1,761,083			1,553,284
Less: ACL - loans (3)	(382,941)			(375,743)			(285,216)
Total Assets	$31,952,633			$30,473,130			$27,229,704
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,854,613	$139,134	1.77%	$7,049,915	$128,969	1.83%	$5,582,930	$62,494	1.12%
Savings and money market deposits	8,277,276	188,019	2.27	7,364,106	180,455	2.45	6,616,087	122,340	1.85
Brokered deposits	772,488	33,547	4.34	981,060	51,691	5.27	847,795	43,635	5.15
Time deposits	4,080,550	153,993	3.77	3,747,029	160,744	4.29	2,170,245	63,735	2.94
Total interest-bearing deposits	20,984,927	514,693	2.45	19,142,110	521,859	2.73	15,217,057	292,204	1.92
Borrowings and other interest-bearing liabilities	1,604,263	65,834	4.10	2,280,382	100,012	4.39	2,771,330	126,746	4.54
Total interest-bearing liabilities	22,589,190	580,527	2.57	21,422,492	621,871	2.90	17,988,387	418,950	2.32
Noninterest-bearing liabilities:
Demand deposits	5,299,084			5,394,518			5,939,799
Other liabilities	717,729			630,478			670,269
Total Liabilities	28,606,003			27,447,488			24,598,455
Total deposits	26,284,011		1.96%	24,536,628		2.13%	21,156,856		1.38%
Total interest-bearing liabilities and noninterest-bearing deposits (cost of funds)	27,888,274		2.08%	26,817,010		2.33%	23,928,186		1.75%
Shareholders' equity	3,346,630			3,025,642			2,631,249
Total Liabilities and Shareholders' Equity	$31,952,633			$30,473,130			$27,229,704
Net interest income/net interest margin (FTE)		1,054,027	3.51%		978,240	3.42%		872,097	3.42%
Tax equivalent adjustment		(17,680)			(17,915)			(17,811)
Net interest income		$1,036,347			$960,325			$854,286
(1) Average balances include non-performing loans and loan fees.
(2) Average balances include amortized historical cost for AFS investment securities; the related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

Comparison of 2025 to 2024

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volumes) and changes in yields and rates:

	2025 versus 2024 Increase (decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE interest income on:
Net loans(1)	$50,846	$(49,393)	$1,453
Investment securities	27,029	22,808	49,837
Other interest-earning assets	(11,332)	(5,515)	(16,847)
Total FTE interest income	$66,543	$(32,100)	$34,443
Interest expense on:
Demand deposits	$14,469	$(4,304)	$10,165
Savings and money market deposits	21,397	(13,833)	7,564
Brokered deposits	(9,914)	(8,230)	(18,144)
Time deposits	13,641	(20,392)	(6,751)
Borrowings and other interest-bearing liabilities	(27,951)	(6,227)	(34,178)
Total interest expense	$11,642	$(52,986)	$(41,344)
(1) Average balance includes non-performing loans and loan fees.

Note:	Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

Compared to 2024, FTE total interest income for 2025 increased $34.4 million due to an increase of $66.5 million attributable to changes in volume, partially offset by a decrease of $32.1 million attributable to changes in yield. The increase due to changes in volume was due to an increase in average net loans and average investment securities. The decrease due to changes in yield was largely due to a decrease in the yield on average net loans, partially offset by an increase in the yield on average investment securities.

The yield on average interest-earning assets decreased 15 bps in 2025 compared to 2024.

In 2025, total interest expense decreased $41.3 million compared to 2024, driven by a decrease in rate on interest-bearing liabilities resulting in a $53.0 million decrease in interest expense, partially offset by an increase in average interest-bearing liabilities resulting in a $11.6 million increase in interest expense. The decrease in interest expense attributable to rate was driven by decreases in the rate on average time deposits, average savings and money market deposits, average brokered deposits, average borrowings and other interest-bearing liabilities and average interest-bearing demand deposits. The increase in interest expense attributable to volume was primarily driven by increases in average savings and money market deposits, average interest-bearing demand deposits and average time deposits, partially offset by a decrease in average borrowings and other interest-bearing liabilities and average brokered deposits.

The rate on average interest-bearing liabilities decreased 33 bps in 2025 compared to 2024.

Average loans and average FTE yields, by type, are summarized in the following table:

	2025		2024		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$9,704,084	6.18%	$9,052,738	6.51%	$651,346	7.2%
Commercial and industrial	4,526,210	6.35	4,779,254	6.67	(253,044)	(5.3)
Real estate - residential mortgage	6,506,700	4.58	5,925,708	4.31	580,992	9.8
Real estate - home equity	1,188,824	6.78	1,060,520	7.43	128,304	12.1
Real estate - construction	1,151,081	6.96	1,275,562	7.61	(124,481)	(9.8)
Consumer	595,640	7.59	725,308	6.67	(129,668)	(17.9)
Leases and other loans(1)	322,661	5.05	326,024	5.77	(3,363)	(1.0)
Total loans	$23,995,200	5.87%	$23,145,114	6.08%	$850,086	3.7%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During 2025, average net loans increased $850.1 million, or 3.7%, compared to 2024. The increase in average net loans was driven by the full-year impact of loans acquired in the Republic First Transaction.

The yield on total loans decreased 21 bps to 5.87% in 2025 compared to 6.08% in 2024.

Average deposits and interest rates, by type, are summarized in the following table:

	2025		2024		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,299,084	—%	$5,394,518	—%	$(95,434)	(1.8)%
Interest-bearing demand	7,854,613	1.77	7,049,915	1.83	804,698	11.4
Savings and money market deposits	8,277,276	2.27	7,364,106	2.45	913,170	12.4
Total demand deposits and savings and money market deposits	21,430,973	1.53	19,808,539	1.56	1,622,434	8.2
Brokered deposits	772,488	4.34	981,060	5.27	(208,572)	(21.3)
Time deposits	4,080,550	3.77	3,747,029	4.29	333,521	8.9
Total deposits	$26,284,011	1.96%	$24,536,628	2.13%	$1,747,383	7.1%

The cost of total deposits decreased 17 bps to 1.96% in 2025 compared to 2.13% in 2024, primarily due to declining interest rates and a change in mix of deposits. Average deposits increased $1.7 billion, or 7.1%, compared to 2024. The increase in average deposits was driven by the full-year impact of deposits acquired in the Republic First Transaction.

Average borrowings and other interest-bearing liabilities and interest rates, by type, are summarized in the following table:

	2025		2024		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$288	4.51%	$51,306	5.52%	$(51,018)	(99.4)%
FHLB advances	534,433	4.59	804,328	4.30	(269,895)	(33.6)
Senior debt and subordinated debt	367,478	5.01	514,073	3.66	(146,595)	(28.5)
Other borrowings and other interest-bearing liabilities(1)	702,064	3.26	910,675	3.66	(208,611)	(22.9)
Total borrowings and other interest-bearing liabilities	$1,604,263	4.10%	$2,280,382	4.39%	$(676,119)	(29.6)%
(1) Includes repurchase agreements, short-term promissory notes, capital leases and collateral liabilities.

Average borrowings and other interest-bearing liabilities decreased $676.1 million, or 29.6% compared to 2024.

Provision for Credit Losses

The provision for credit losses was $35.7 million in 2025 compared to $71.6 million in 2024. The decrease was primarily due to the Republic First Transaction in 2024, which included a provision for credit losses of $23.4 million for non-PCD Loans.

Non-Interest Income

The following table presents the components of non-interest income:

			Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Wealth management	$90,584	$84,743	$5,841	6.9%
Commercial banking:
Merchant and card	28,141	29,186	(1,045)	(3.6)
Cash management	32,884	28,106	4,778	17.0
Capital markets	11,995	11,033	962	8.7
Other commercial banking	19,018	16,657	2,361	14.2
Total commercial banking	92,038	84,982	7,056	8.3
Consumer banking:
Card	32,114	30,914	1,200	3.9
Overdraft	15,373	13,764	1,609	11.7
Other consumer banking	10,725	10,826	(101)	(0.9)
Total consumer banking	58,212	55,504	2,708	4.9
Mortgage banking	14,477	13,943	534	3.8
Other	21,457	19,846	1,611	8.1
Non-interest income before investment securities (losses) gains, net and gain on acquisition, net of tax	276,768	259,018	17,750	6.9
Gain on acquisition, net of tax	—	36,996	(36,996)	N/M
Investment securities (losses) gains, net	(2)	(20,283)	20,281	N/M
Total Non-Interest Income	$276,766	$275,731	$1,035	0.4%

Non-interest income before investment securities losses and gain on acquisition, net of tax increased $17.8 million, or 6.9%, during 2025 compared to 2024. The increase of $17.8 million included a $5.8 million increase in wealth management revenues due to an increase in assets under management, a $4.8 million increase in cash management fee income due to an increase in account analysis fees as commercial customers moved funds to interest-bearing deposit accounts, a $3.5 million increase in income from equity method investments, reflected in other non-interest income, a $1.6 million increase in consumer banking overdraft fees, a $1.2 million increase in debit card fee income and a $1.1 million increase in commercial customer derivative fee income, reflected in capital markets.

In May 2024, the Corporation sold $345.7 million of AFS investment securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher yielding securities of a similar type and similar duration.

Non-Interest Expense

The following table presents the components of non-interest expense:

			Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Salaries and employee benefits	$442,684	$424,733	$17,951	4.2%
Data processing and software	75,091	77,882	(2,791)	(3.6)
Net occupancy	68,125	69,359	(1,234)	(1.8)
Other outside services	49,402	47,811	1,591	3.3
Intangible amortization	22,462	17,830	4,632	26.0
FDIC insurance	20,178	23,829	(3,651)	(15.3)
Equipment	16,176	17,850	(1,674)	(9.4)
Marketing	9,288	8,958	330	3.7
Professional fees	5,321	10,681	(5,360)	(50.2)
Other	79,649	71,451	8,198	11.5
Subtotal	788,376	770,384	17,992	2.3%
Gain on Sale-Leaseback Transaction	—	(20,266)	20,266	N/M
Acquisition-related expenses	1,182	37,635	(36,453)	(96.9)
FultonFirst implementation and asset disposals	2,271	32,038	(29,767)	(92.9)
Total Non-Interest Expense	$791,829	$819,791	$(27,962)	(3.4)%

Non-interest expense in 2025 decreased $28.0 million, or 3.4%, compared to 2024. Excluding the gain on the Sale-Leaseback Transaction, acquisition-related expenses and FultonFirst implementation and asset disposal costs, non-interest expense increased $18.0 million, or 2.3%, in 2025 compared to 2024. The increase in non-interest expense excluding gain on the Sale-Leaseback Transaction, acquisition-related expenses and FultonFirst implementation and asset disposal costs, was primarily due to an $18.0 million increase in salaries and employee benefits expense, driven by higher incentive compensation expense, annual merit increases and lower deferred costs from loan origination activities, and a $4.6 million increase in intangible amortization expense due to amortization of CDI from the Republic First Transaction, partially offset by a decrease of $5.4 million in professional fees largely due to a recovery of previously incurred fees in the first quarter of 2025.

Income Taxes

Income tax expense for 2025 was $94.0 million, a $38.1 million increase compared to 2024. The Corporation's ETR was 19.4% in 2025 compared to 16.2% in 2024. Excluding the impact from the $37.0 million gain on acquisition, net of tax, the Corporation's ETR in 2024 was 18.2%. The increase in income tax expense in 2025 was primarily due to higher taxable income. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and TCIs that generate tax credits under various federal programs.

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
(1) Average balance includes non-performing loans and loan fees.

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

The rate on average interest-bearing liabilities increased 58 bps in 2024 compared to 2023.

Average loans and average FTE yields, by type, are summarized in the following table:

	2024		2023		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$9,052,738	6.51%	$7,876,076	5.97%	$1,176,662	14.9%
Commercial and industrial	4,779,254	6.67	4,596,742	6.27	182,512	4.0
Real estate - residential mortgage	5,925,708	4.31	5,079,739	3.76	845,969	16.7
Real estate - home equity	1,060,520	7.43	1,060,396	6.95	124	—
Real estate - construction	1,275,562	7.61	1,247,336	6.81	28,226	2.3
Consumer	725,308	6.67	748,089	5.94	(22,781)	(3.0)
Leases and other loans (1)	326,024	5.77	320,924	4.37	5,100	1.6
Total loans	$23,145,114	6.08%	$20,929,302	5.57%	$2,215,812	10.6%
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

Average deposits and interest rates, by type, are summarized in the following table:

	2024		2023		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,394,518	—%	$5,939,799	—%	$(545,281)	(9.2)%
Interest-bearing demand	7,049,915	1.83	5,582,930	1.12	1,466,985	26.3
Savings and money market deposits	7,364,106	2.45	6,616,087	1.85	748,019	11.3
Total demand and savings and money market deposits	19,808,539	1.56	18,138,816	1.02	1,669,723	9.2
Brokered deposits	981,060	5.27	847,795	5.15	133,265	15.7
Time deposits	3,747,029	4.29	2,170,245	2.94	1,576,784	72.7
Total deposits	$24,536,628	2.13%	$21,156,856	1.38%	$3,379,772	16.0%
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

Average borrowings and other interest-bearing liabilities and interest rates, by type, are summarized in the following table:

	2024		2023		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$51,306	5.52%	$566,379	5.30%	$(515,073)	(90.9)%
Federal Home Loan Bank advances	804,328	4.30	922,164	5.05	(117,836)	(12.8)
Senior debt and subordinated debt	514,073	3.66	539,726	3.96	(25,653)	(4.8)
Other borrowings and other interest-bearing liabilities(1)	910,675	3.66	743,061	3.77	167,614	22.6
Total borrowings and other interest-bearing liabilities	$2,280,382	4.39%	$2,771,330	4.54%	$(490,948)	(17.7)%
(1) Includes repurchase agreements, short-term promissory notes, capital leases and collateral liabilities.

Average borrowings and other interest-bearing liabilities decreased $490.9 million during 2024 compared to 2023.

In November 2024, the Corporation retired $168.8 million of subordinated notes issued in November 2014 and June 2015, which matured on November 15, 2024.

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

Non-Interest Income

The following table presents the components of non-interest income:

			Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Wealth management	$84,743	$75,541	$9,202	12.2%
Commercial banking:
Merchant and card	29,186	29,205	(19)	—
Cash management	28,106	23,340	4,766	20.4
Capital markets	11,033	15,654	(4,621)	(29.5)
Other commercial banking	16,657	12,961	3,696	28.5
Total commercial banking	84,982	81,160	3,822	4.7
Consumer banking:
Card	30,914	26,343	4,571	17.4
Overdraft	13,764	11,416	2,348	20.6
Other consumer banking	10,826	9,438	1,388	14.7
Total consumer banking	55,504	47,197	8,307	17.6
Mortgage banking	13,943	10,388	3,555	34.2
Other	19,846	14,125	5,721	40.5
Non-interest income before investment securities gains (losses)	259,018	228,411	30,607	13.4
Gain on acquisition, net of tax	36,996	—	36,996	N/M
Investment securities (losses) gains, net	(20,283)	(733)	(19,550)	N/M
Total Non-Interest Income	$275,731	$227,678	$48,053	21.1%

Non-interest income before investment securities losses and gain on acquisition, net of tax increased $30.6 million, or 13.4%, during 2024 compared to 2023. The increase in non-interest income was partially due to $7.7 million from acquired operations in the Republic First Transaction. The remaining increase of $22.9 million included a $9.2 million increase in wealth management revenues due to an increase in assets under management, a $4.8 million increase in cash management fee income due to an increase in account analysis fees with customers electing to move funds to interest-bearing deposit accounts, a $3.6 million increase in mortgage banking income primarily due to higher loan volumes and spreads, a $1.8 million increase in SBA income largely due to higher loan sale volumes, a $1.6 million increase in income from bank owned life insurance and a $1.7 million increase in debit card fee income.

In May 2024, the Corporation sold $345.7 million of AFS investment securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher yielding securities of a similar type and similar duration.

Non-Interest Expense

The following table presents the components of non-interest expense:

			Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Salaries and employee benefits	$424,733	$376,795	$47,938	12.7%
Data processing and software	77,882	66,471	11,411	17.2
Net occupancy	69,359	58,019	11,340	19.5
Other outside services	47,811	45,149	2,662	5.9
FDIC insurance	23,829	25,565	(1,736)	(6.8)
Equipment	17,850	14,390	3,460	24.0
Marketing	8,958	9,004	(46)	(0.5)
Professional fees	10,681	8,392	2,289	27.3
Intangible amortization	17,830	2,944	14,886	N/M
Other	71,451	69,281	2,170	3.1
Subtotal	$770,384	$676,010	$94,374	14.0%
Gain on sale-leaseback	(20,266)	—	(20,266)	N/M
FultonFirst implementation and asset disposals	32,038	3,197	28,841	N/M
Acquisition-related expenses	37,635	—	37,635	N/M
Total non-interest expense	$819,791	$679,207	$140,584	20.7%

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

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets:

	December 31,		Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Assets
Cash and cash equivalents	$1,061,609	$1,063,871	$(2,262)	(0.2)%
FRB and FHLB Stock	121,009	139,574	(18,565)	(13.3)
Loans held for sale	16,316	25,618	(9,302)	(36.3)
Investment securities	4,833,744	4,806,468	27,276	0.6
Net loans, less ACL - loans	23,780,422	23,665,763	114,659	0.5
Net premises and equipment	175,240	195,527	(20,287)	(10.4)
Goodwill and intangible assets	612,996	635,458	(22,462)	(3.5)
Other assets	1,517,064	1,539,531	(22,467)	(1.5)
Total Assets	$32,118,400	$32,071,810	$46,590	0.1%
Liabilities and Shareholders' Equity
Deposits	$26,589,407	$26,129,433	$459,974	1.8%
Borrowings	1,297,375	1,782,048	(484,673)	(27.2)
Other liabilities	741,171	963,004	(221,833)	(23.0)
Total Liabilities	28,627,953	28,874,485	(246,532)	(0.9)
Total Shareholders' Equity	3,490,447	3,197,325	293,122	9.2
Total Liabilities and Shareholders' Equity	$32,118,400	$32,071,810	$46,590	0.1%

Investment Securities

The table below presents the carrying amount of investment securities:

	December 31,		Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Available for Sale
State and municipal securities	$826,693	$814,887	$11,806	1.4%
Corporate debt securities	214,921	300,370	(85,449)	(28.4)
Collateralized mortgage obligations	1,040,078	788,885	251,193	31.8
Residential mortgage-backed securities	766,717	989,875	(223,158)	(22.5)
Commercial mortgage-backed securities	559,450	516,882	42,568	8.2
Total AFS investment securities	$3,407,859	$3,410,899	$(3,040)	(0.1)%
Held to Maturity
Residential mortgage-backed securities	$573,636	$537,856	$35,780	6.7%
Commercial mortgage-backed securities	852,249	857,713	(5,464)	(0.6)
Total HTM investment securities	$1,425,885	$1,395,569	$30,316	2.2%

Total investment securities	$4,833,744	$4,806,468	$27,276	0.6%

Compared to December 31, 2024, total AFS investment securities at December 31, 2025 decreased $3.0 million, or 0.1%. The decrease in AFS investment securities at December 31, 2025 compared to December 31, 2024 was due to decreases of $223.2 million in residential mortgage-backed securities and $85.4 million in corporate debt securities, partially offset by increases of $251.2 million in collateralized mortgage obligations, $42.6 million in commercial mortgage-backed securities and $11.8 million in state and municipal securities.

Compared to December 31, 2024, total HTM investment securities at December 31, 2025 increased $30.3 million, or 2.2%. The increase in HTM investment securities at December 31, 2025 compared to December 31, 2024 was primarily driven by an increase in residential mortgage-backed securities of $35.8 million.

Loans

The following table presents ending net loans outstanding, by type:

	December 31,		Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$9,820,944	$9,601,858	$219,086	2.3%
Commercial and industrial	4,539,060	4,605,589	(66,529)	(1.4)
Real estate - residential mortgage	6,669,993	6,349,643	320,350	5.0
Real estate - home equity	1,242,831	1,160,616	82,215	7.1
Real estate - construction	970,298	1,394,899	(424,601)	(30.4)
Consumer	564,349	616,856	(52,507)	(8.5)
Leases and other loans(1)	337,409	315,458	21,951	7.0
Net loans	$24,144,884	$24,044,919	$99,965	0.4%
(1) Includes unearned income of $36.8 million and $35.6 million as of December 31, 2025 and 2024, respectively.

During 2025, net loans increased $100.0 million, or 0.4%, compared to December 31, 2024. The increase in net loans during 2025 was primarily due to increases in residential mortgage loans and commercial mortgage loans of $320.4 million and $219.1 million, respectively, partially offset by a decrease in construction loans of $424.6 million.

The Corporation does not have a significant concentration of credit risk with any single borrower. As of December 31, 2025, approximately $10.8 billion, or 44.7%, of the loan portfolio was comprised of commercial mortgage loans and construction loans.

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

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	December 31,
	2025	2024
Real estate(1)	42.3%	39.5%
Health care	7.0	6.3
Manufacturing	7.0	5.1
Retail	6.0	6.6
Agriculture	5.2	5.3
Construction(2)	4.6	4.3
Other services	4.5	5.3
Wholesale trade	4.2	3.4
Hospitality and food services	3.9	4.0
Educational services	3.0	3.0
Professional, scientific and technical services	2.6	2.7
Arts, entertainment and recreation	2.4	2.4
Finance and insurance	1.4	1.6
Public administration	1.3	1.3
Transportation and warehousing	1.3	1.5
Administrative and Support	1.0	1.2
Other	2.3	6.5
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others, selling and/or buying real estate for others and appraising real estate.
(2) Includes commercial loans to borrowers engaged in the construction industry.

The commercial mortgage loan portfolio consists of 45.0% owner occupied commercial mortgage loans and 55.0% non-owner occupied commercial mortgage loans as of December 31, 2025. The following table summarizes the non-owner occupied commercial mortgage loan portfolio outstanding balance and the percent to total net loans.

	December 31, 2025		December 31, 2024
	$	% of Total Net Loans	$	% of Total Net Loans
	(dollars in thousands)
Multi-family	$1,589,802	6.6%	$1,543,943	6.4%
Retail trade	1,109,612	4.6	1,097,712	4.6
Industrial	944,807	3.9	829,354	3.4
Office	730,803	3.0	761,929	3.2
Hospitality and food services	450,273	1.9	470,907	2.0
Other	571,371	2.4	527,661	2.2
Total non-owner occupied commercial mortgage loans	$5,396,668	22.4%	$5,231,506	21.8%

The following table summarizes the commercial mortgage office non-owner occupied loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	December 31, 2025			December 31, 2024
	Outstanding Balance	Total Commitment	Weighted Average LTV (1)	Outstanding Balance	Total Commitment	Weighted Average LTV (1)
	(dollars in thousands)
Philadelphia(2)	$345,981	$357,190	63%	$339,164	$369,758	62%
Washington, D.C.(3)	77,908	80,943	72	87,688	87,688	55
Baltimore (4)	73,161	74,214	63	75,318	76,453	58
New York(5)	69,213	71,370	60	96,129	100,893	59
Other	164,540	190,325	60	163,630	171,442	61
Total office non-owner occupied commercial real estate	$730,803	$774,042	63%	$761,929	$806,234	60%
(1) Weighted average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) Washington-Arlington-Alexandria, DC-VA-MD-WV.
(4) Baltimore-Columbia-Towson, MD.
(5) New York-Newark-Jersey City, NY-NJ-PA.

The non-owner occupied commercial mortgage office loan portfolio table above excludes commercial construction loans secured by office property collateral with no total outstanding balance and total outstanding loan commitments of $1.1 million as of December 31, 2025.

The following table summarizes the non-owner occupied commercial mortgage multi-family loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	December 31, 2025			December 31, 2024
	Outstanding Balance	Total Commitment	Weighted Average LTV (1)	Outstanding Balance	Total Commitment	Weighted Average LTV (1)
	(dollars in thousands)
Philadelphia(2)	$706,637	$723,133	61%	$707,826	$738,256	62%
Lancaster, PA	157,997	159,485	47	135,891	146,593	69
New York(3)	117,055	118,819	59	124,321	130,238	64
Baltimore(4)	114,523	114,523	54	108,384	108,680	59
Washington, D.C.(5)	67,666	72,190	51	28,145	31,121	48
Other	425,924	477,162	57	439,376	479,884	59
Total multi-family non-owner occupied commercial real estate	$1,589,802	$1,665,312	58%	$1,543,943	$1,634,772	62%
(1) Weighted average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) New York-Newark-Jersey City, NY-NJ-PA.
(4) Baltimore-Columbia-Towson, MD.
(5) Washington-Arlington-Alexandria, DC-VA-MD-WV.

The non-owner occupied commercial mortgage multi-family loan portfolio table above excludes commercial construction loans secured by multi-family property collateral with a total outstanding loan balance of $196.5 million and outstanding loan commitments of $388.6 million as of December 31, 2025.

The following table presents the changes in non-accrual loans for the years ended December 31:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Leases and Other Loans	Total
	(dollars in thousands)
Balance at December 31, 2023	$39,952	$44,805	$1,341	$20,824	$4,805	$9,893	$121,620
Additions	70,700	94,887	1,406	11,067	15,066	7,759	200,885
Payments	(33,580)	(25,757)	(130)	(4,780)	(2,414)	(825)	(67,486)
Charge-offs	(26,585)	(13,186)	—	(1,472)	(8,490)	(4,696)	(54,429)
Transfers to OREO	(90)	(133)	(871)	(97)	(190)	—	(1,381)
Transfers to accrual status	(8,180)	(1,119)	—	(142)	(178)	(297)	(9,916)
Balance at December 31, 2024	42,217	99,497	1,746	25,400	8,599	11,834	189,293
Additions	57,874	136,402	25,980	11,076	8,601	2,347	242,280
Payments	(31,150)	(122,440)	(20,439)	(6,085)	(3,339)	(10,647)	(194,100)
Charge-offs	(20,787)	(36,518)	(5,386)	(1,054)	(6,261)	(2,346)	(72,352)
Transfers to OREO	—	—	(240)	(1,271)	(50)	—	(1,561)
Transfers to accrual status	(4,051)	(4,891)	—	(315)	(421)	(10)	(9,688)
Balance at December 31, 2025	$44,103	$72,050	$1,661	$27,751	$7,129	$1,178	$153,872

During 2025, non-accrual loans decreased $35.4 million, or 18.7%, largely due to payments and charge-offs, partially offset by additions to non-accrual loans. During 2025, non-accrual loans as a percentage of net loans decreased to 0.64% compared to 0.79% as of December 31, 2024.

The following table presents non-performing assets:

	December 31,
	2025	2024	2023
	(dollars in thousands)
Non-accrual loans(1)(2)	$153,872	$189,293	$121,620
Loans 90 days or more past due and still accruing(2)	29,924	30,781	31,721
Total non-performing loans and leases	183,796	220,074	153,341
OREO(3)	1,365	2,621	896
Total non-performing assets	$185,161	$222,695	$154,237
Non-accrual loans to total loans	0.64%	0.79%	0.57%
Non-performing loans to total loans	0.76%	0.92%	0.72%
Non-performing assets to total assets	0.58%	0.69%	0.56%
ACL to non-performing loans	198%	172%	191%
(1) The amount of interest income on non-accrual loans that was recognized in 2025, 2024 and 2023 was approximately $2.8 million, $1.0 million and
$1.5 million in income, respectively.
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
(3) Excludes $19.1 million, $17.5 million and $10.9 million of residential mortgage properties for which formal foreclosure proceedings were in process as of
December 31, 2025, 2024 and 2023, respectively.

The following table presents non-performing loans:

	December 31,
	2025	2024	2023
	(dollars in thousands)
Real estate - commercial mortgage	$74,981	$102,359	$46,527
Commercial and industrial	47,756	43,677	41,020
Real estate - residential mortgage	45,569	45,901	42,029
Real estate - home equity	11,084	13,349	10,079
Real estate - construction	2,267	1,746	2,876
Consumer	791	1,025	799
Leases and other loans	1,348	12,017	10,011
Total non-performing loans	$183,796	$220,074	$153,341
Non-performing loans to total loans	0.76%	0.92%	0.72%

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty:

	December 31,
	2025	2024
	(dollars in thousands)
Real estate - commercial mortgage	$81,548	$20,501
Commercial and industrial	30,493	3,913
Real estate - residential mortgage	8,828	13,969
Real estate - home equity	372	379
Real estate - construction	30,454	595
Total	$151,695	$39,357

The following table summarizes OREO, by property type:

	December 31,
	2025	2024	2023
	(dollars in thousands)
Commercial properties	$240	$1,888	$165
Residential properties	1,125	733	229
Undeveloped land	—	—	502
Total OREO	$1,365	$2,621	$896

The Corporation's ability to identify potential problem loans in a timely manner is important to maintaining an adequate ACL. For commercial and industrial loans, commercial mortgage loans, construction loans to commercial borrowers and leases and other loans, an internal risk rating process is used to monitor credit quality. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals and consumer loans is based on payment history through the monitoring of delinquency levels and trends.

Total internally risk-rated loans were $15.4 billion as of December 31, 2025 and 2024, of which $1.5 billion and $1.8 billion were criticized and classified loans, respectively. The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgages, commercial and industrial loans, construction loans to commercial borrowers and leases and other loans by class segment:

	Special Mention(1)		Increase (Decrease)		Substandard or Lower(2)		Increase (Decrease)		Total Criticized and Classified Loans
	December 31,				December 31,				December 31,
	2025	2024	$	%	2025	2024	$	%	2025	2024
	(dollars in thousands)
Real estate - commercial mortgage	$412,685	$531,423	$(118,738)	(22.3)%	$531,491	$522,377	$9,114	1.7%	$944,176	$1,053,800
Commercial and industrial	220,022	238,809	(18,787)	(7.9)	243,786	335,246	(91,460)	(27.3)	463,808	574,055
Real estate - construction(3)	30,416	161,310	(130,894)	(81.1)	9,142	47,183	(38,041)	(80.6)	39,558	208,493
Leases and other loans	3,415	—	3,415	N/M	6,487	—	6,487	N/M	9,902	—
Total	$666,538	$931,542	$(265,004)	(28.4)%	$790,906	$904,806	$(113,900)	(12.6)%	$1,457,444	$1,836,348
% of total risk-rated loans	4.3%	6.1%			5.1%	5.9%			9.4%	11.9%
(1) Considered "criticized" loans by banking regulators.
(2) Considered "classified" loans by banking regulators.
(3) Excludes non-commercial real estate - construction.

Total criticized and classified loans decreased $378.9 million, or 20.6%, compared to December 31, 2024.

Special mention loans decreased $265.0 million as of December 31, 2025 compared to December 31, 2024. Substandard or lower loans decreased $113.9 million as of December 31, 2025 compared to December 31, 2024.

The decrease in total criticized and classified loans was primarily driven by loan sales, repayments and risk rating upgrades.

The following table presents, by class segment, a summary of delinquency status and rates, as a percentage of loans in each portfolio and in total, that do not have internal risk ratings:

	Delinquent(1)				Non-performing(2)				Total
	December 31,		December 31,		December 31,		December 31,		December 31,		December 31,
	2025		2024		2025		2024		2025		2024
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Consumer and real estate - home equity	$25,001	1.38%	$16,241	0.91%	$11,873	0.66%	$14,374	0.81%	$36,874	2.04%	$30,615	1.72%
Real estate - residential mortgage	56,158	0.84	65,539	1.03	45,569	0.68	45,901	0.72	101,727	1.53	111,440	1.76
Real estate - construction	6,253	2.58	5,302	2.42	2,012	0.83	1,406	0.64	8,265	3.40	6,708	3.06
Leases and other loans	—	—	374	0.12	—	—	12,017	3.81	—	—	12,391	3.93
Total	$87,412	1.00%	$87,456	1.01%	$59,454	0.68%	$73,698	0.85%	$146,866	1.68%	$161,154	1.86%
(1) Includes accruing loans 30 days to 89 days past due.
(2) Includes accruing loans 90 days or more past due and non-accrual loans and leases.

Allowance for Credit Losses

The Corporation accounts for the credit risk associated with lending activities through the ACL and the provision for credit losses.

The following table presents the activity in the ACL:

	December 31,	December 31,	December 31,
	2025	2024	2023
	(dollars in thousands)
Net loans	$24,144,884	$24,044,919	$21,351,094
Average balance of net loans	$23,995,200	$23,145,114	$20,929,302
Balance of ACL at beginning of period	$379,156	$293,404	$269,366
CECL Day 1 Provision(1)	—	23,444	—
Initial PCD allowance for credit losses	—	54,631	—
Loans charged off:
Real estate - commercial mortgage	(36,518)	(13,186)	(17,999)
Commercial and industrial	(20,787)	(26,585)	(9,246)
Real estate - residential mortgage	(1,053)	(1,472)	(62)
Consumer and real estate - home equity	(8,817)	(8,490)	(7,514)
Real estate - construction	(5,386)	—	—
Leases and other loans	(5,637)	(4,696)	(4,380)
Total loans charged off	(78,198)	(54,429)	(39,201)
Recoveries of loans previously charged off:
Real estate - commercial mortgage	5,447	603	1,076
Commercial and industrial	18,377	4,440	3,473
Real estate - residential mortgage	640	472	421
Consumer and real estate - home equity	3,146	3,357	3,198
Real estate - construction	227	382	858
Leases and other loans	780	730	1,103
Total recoveries of loans previously charged-off	28,617	9,984	10,129
Net loans charged off (recoveries)	(49,581)	(44,445)	(29,072)
Provision for credit losses(1)(2)	34,887	52,122	53,110
Balance of ACL at end of period	$364,462	$379,156	$293,404
Provision for OBS credit exposures(1)	$811	$(3,930)	$926
Reserve for OBS credit exposures(3)	$14,972	$14,161	$17,254

Selected Asset Quality Ratios %:
Net charge-offs to average loans	0.21%	0.19%	0.14%
ACL - loans to total net loans	1.51	1.58	1.37
Non-performing assets(4) to total assets	0.58	0.69	0.56
Non-accrual loans to total net loans	0.64	0.79	0.57
ACL - loans to non-performing loans	198	172	191
ACL - loans to non-accrual loans	237	200	241
(1) These amounts are reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision for credit losses includes only the portion related to net loans.
(3) Reserve for OBS credit exposures is recorded within other liabilities on the Consolidated Balance Sheets.
(4) Includes accruing loans past due 90 days or more.

The provision for credit losses for 2025 was $35.7 million compared to a provision for credit losses of $71.6 million in 2024. The decrease in the provision for credit losses was primarily driven by a $23.4 million CECL Day 1 Provision related to the Republic First Transaction in 2024. Additionally, included in the ACL as of December 31, 2024 was $54.6 million recorded for PCD Loans acquired in the Republic First Transaction.

The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See "Note 5 - Loans and Allowance for Credit Losses" of the Notes to Consolidated Financial Statements in Part I, "Item 8. Financial Statements" for additional details.

The following table summarizes the allocation of the ACL - loans:

	December 31, 2025			December 31, 2024			December 31, 2023
	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)
	(dollars in thousands)
Real estate - commercial mortgage	$157,302	43.2%	40.7%	$158,181	41.7%	39.9%	$112,565	38.4%	38.1%
Commercial and industrial	77,740	21.3	18.8	92,212	24.3	19.2	74,266	25.3	21.3
Real estate - residential mortgage	88,961	24.4	27.6	81,331	21.5	26.4	73,286	25.0	24.9
Consumer, home equity and leases and other loans	29,563	8.1	8.9	22,292	5.9	8.7	20,992	7.1	9.9
Real estate - construction	10,896	3.0	4.0	25,140	6.6	5.8	12,295	4.2	5.8
Total	$364,462	100.0%	100.0%	$379,156	100.0%	100.0%	$293,404	100.0%	100.0%
(1) Ending ACL - loan portfolio segment balance as a percentage of total ACL - loans.
(2) Ending loan portfolio segment balances as a percentage of total net loans for the periods presented.

Management believes that the $364.5 million ACL - loans as of December 31, 2025 is sufficient to cover expected credit losses in the loan portfolio.

Deposits and Borrowings

The following table presents ending deposits, by type:

	December 31,		Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,256,096	$5,499,760	$(243,664)	(4.4)%
Interest-bearing demand	7,970,188	7,843,604	126,584	1.6
Savings and money market deposits	8,512,829	7,792,114	720,715	9.2
Total demand and savings	21,739,113	21,135,478	603,635	2.9
Brokered deposits	855,042	843,857	11,185	1.3
Time deposits	3,995,252	4,150,098	(154,846)	(3.7)
Total deposits	$26,589,407	$26,129,433	$459,974	1.8%

During 2025, total deposits increased by $460.0 million, or 1.8%, compared to December 31, 2024. The increase in total deposits was primarily due to increases in savings and money market deposits and interest-bearing demand deposits of $720.7 million and $126.6 million respectively, partially offset by decreases in noninterest-bearing demand deposits and time deposits of $243.7 million and $154.8 million, respectively.

Total uninsured deposits (excluding intra-Company deposits) were estimated to be $9.7 billion and $9.4 billion at December 31, 2025 and December 31, 2024, respectively.

The following table presents ending borrowings, by type:

	December 31,		Increase (Decrease)
	2025	2024	$	%
	(dollars in thousands)
FHLB advances	$250,000	$850,000	$(600,000)	(70.6)%
Senior debt and subordinated debt	367,637	367,316	321	N/M
Other borrowings(1)	679,738	564,732	115,006	20.4
Total borrowings	$1,297,375	$1,782,048	$(484,673)	(27.2)%
(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During 2025, total borrowings decreased $484.7 million, or 27.2%, compared to December 31, 2024. The decrease in total borrowings was primarily due to a decrease in FHLB advances of $600.0 million, partially offset by increases in other borrowings of $115.0 million.

In November 2024, the Corporation retired $168.8 million of subordinated notes issued in November 2014 and June 2015 which matured on November 15, 2024.

See "Note 10 - Borrowings" in the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for details of borrowings.

Other Liabilities

During 2025, other liabilities decreased $221.8 million, or 23.0%, compared to December 31, 2024, primarily due to decreases in derivative-related liabilities, accrued taxes and other accrued expenses and payables.

Shareholders' Equity

During 2025, total shareholders' equity increased $293.1 million, or 9.2%, to $3.5 billion, or 10.9% of total assets, as of December 31, 2025. The increase in total shareholders' equity was largely due to a $249.0 million increase in retained earnings primarily from $391.6 million of net income for the year, partially offset by $142.6 million of dividends declared. See "Note 15 - Shareholders' Equity" in the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for details of accumulated comprehensive loss.

Regulatory Capital

The Corporation and its wholly-owned subsidiary bank, Fulton Bank, are subject to the Capital Rules administered by banking regulators. Failure to meet minimum capital requirements can trigger certain actions by regulators that could have a material effect on the Corporation's financial statements.

The Capital Rules require the Corporation and Fulton Bank to:

•Meet a minimum CET1 capital ratio of 4.50% of risk-weighted assets;

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

As of December 31, 2025, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of December 31, 2025, Fulton Bank met the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum Total risk-based, Tier I risk-based, CET1 risk-based and Tier I leverage ratios as set forth in the Capital Rules. There were no other conditions or events in 2025 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	December 31, 2025	December 31, 2024	Regulatory Minimum for Capital Adequacy	With Capital Conservation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	15.2%	14.3%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	11.8%	11.5%	6.0%	8.5%
CET1 (to Risk-Weighted Assets)	12.6%	10.8%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.7%	9.0%	4.0%	4.0%

Contractual Obligations and Off-Balance Sheet Arrangements

The Corporation has various financial obligations that require future cash payments. These obligations include payments for liabilities recorded on the Corporation's Consolidated Balance Sheets as well as contractual obligations for purchased services.

Contractual purchase obligations to third parties that were fixed and determinable of approximately $55.6 million and $72.4 million at December 31, 2025 and 2024, respectively, include information technology, telecommunication and data processing outsourcing contracts. The decrease is primarily due to contract changes to annual renewals.

The following table summarizes the contractual purchase obligations for each of the next five years (dollars in thousands):

Year
2026	$29,523
2027	10,936
2028	8,425
2029	6,726
2030	—
Total	$55,610

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

The following table presents the Corporation's commitments to extend credit and letters of credit as of December 31, 2025 (dollars in thousands):

Commercial and industrial	$4,975,873
Real estate - commercial mortgage and real estate - construction	1,477,796
Real estate - home equity	2,256,494
Total commitments to extend credit	$8,710,163

Standby letters of credit	$311,697
Commercial letters of credit	29,842
Total letters of credit	$341,539

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

The Corporation uses two complementary methods to measure and manage interest rate risk: simulation of net interest income and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of the Corporation's interest rate risk, level of risk as time evolves, and exposure to changes in interest rates.

Net interest income simulation is performed for the following 12-month period using various interest rate scenarios. These scenarios measure the effects of sudden and gradual parallel movements upward and downward in the yield curve and are compared to results under a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to assess the Corporation's short-term earnings exposure to rate movements.

During the first quarter of 2025, the Corporation revised its policy to measure its interest rate risk profile using parallel instantaneous shocks, rather than non-parallel instantaneous shocks. Under the revised policy, the potential exposure of net interest income, under a parallel instantaneous shock, is limited to:

•10% of base-case net interest income for a 100 bps shock,
•15% for a 200 bps shock,
•20% for a 300 bps shock, and
•25% for a 400 bps shock.

A "shock" is an immediate upward or downward movement of interest rates. These shocks do not incorporate potential changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they consider the potential effects of competition on the pricing of deposits and loans over the forward 12-month period. Rate shocks resulting in negative interest rates that have been deemed impractical are omitted from presentation.

The simulation model incorporates contractual maturities and repricing opportunities for loans as well as prepayment assumptions, maturity data and call options embedded in the investment portfolio. Assumptions for non-maturity deposit accounts based on historical experience are incorporated into the model. The assumptions used are inherently uncertain and, as a result, the model cannot precisely predict future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, amount and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

The following table summarizes the expected impact of interest rate changes in rate-ramp scenarios over a 12-month period, that is, a gradual parallel shift, on net interest income as of December 31, 2025:

Rate Ramp(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $28.7 million	+2.6%
+300 bp	+ $23.6 million	+ 2.1%
+200 bp	+ $17.6 million	+ 1.6%
+100 bp	+ $10.7 million	+ 1.0%
–100 bp	- $5.9 million	- 0.5%
–200 bp	- $10.4 million	- 0.9%
–300 bp	- $14.9 million	- 1.3%
(1) Results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

The following table summarizes the expected impact of abrupt interest rate changes, that is a parallel instantaneous shock, on net interest income as of December 31, 2025:

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+$59.0 million	+5.3%
'+300 bp	+ $49.3 million	+ 4.4%
'+200 bp	+ $37.1 million	+ 3.3%
'+100 bp	+ $23.8 million	+ 2.1%
'-100 bp	- $14.3 million	- 1.3%
'-200 bp	- $28.8 million	- 2.6%
-300 bp	- $46.3 million	- 4.1%
(1) Results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

The economic value of equity analysis estimates the discounted present value of asset and liability cash flows, using discount rates derived from market pricing for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are applied to evaluate the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation's Consolidated Balance Sheets. The Corporation's policy limits the economic value of equity that may be at risk, in a parallel instantaneous shock, to:

•10% of the base-case economic value of equity for a 100 bps shock,
•20% for a 200 bps shock,
•30% for a 300 bps shock, and
•40% for a 400 bps shock.

As of December 31, 2025, the Corporation was within economic value of equity policy limits for every 100 bps parallel instantaneous shock presented.

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

Cash Flow Hedges

The Corporation's objectives in using interest rate derivatives are to reduce volatility in net interest income and net interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate derivatives as part of its interest rate risk management strategy. The Corporation enters into interest rate derivatives designated as cash flow hedges to hedge cash flows associated with existing loans and borrowings.

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

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI are recognized as reduction to interest income, including fees, when the previously forecasted hedged item affects earnings in future periods. During the years ended December 31, 2025, 2024 and 2023, $13.0 million, $27.9 million and $22.1 million, respectively, of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2025, the Bank had total borrowing capacity of approximately $11.6 billion with $4.5 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $7.1 billion. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of December 31, 2025, the Corporation had aggregate federal funds lines borrowing capacity of $2.6 billion with no amount outstanding against that amount. As of December 31, 2025, the Corporation had $3.9 billion of collateralized borrowing capacity at the FRB discount window with no amount outstanding against this amount.

A combination of commercial real estate loans, commercial loans, consumer loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. Securities carried at $0.4 billion at December 31, 2025 and $0.3 billion at December 31, 2024 were pledged as collateral to secure public and trust deposits.

The Corporation has commitments to extend credit and letters of credit. As of December 31, 2025, the balance of commitments to extend credit was $8.7 billion and total letters of credit were $0.3 billion.

Liquidity must also be managed at the Parent Company. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from a subsidiary bank to its parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary bank's regulatory capital levels and its net income. Management continues to monitor the liquidity and capital needs of the Parent Company including monitoring the granularity of the deposit portfolio and level of uninsured deposits. Management will implement appropriate strategies, as necessary, to remain adequately capitalized and to meet its cash needs.

The Consolidated Statements of Cash Flows provide additional information. The Corporation's operating activities during 2025 generated $304.5 million of cash, mainly due to net income of $391.6 million. Cash used in investing activities was $82.2 million, primarily due to the net change in loans of $101.8 million. Net cash used by financing activities was $224.6 million, due largely to $485.0 million in repayment of borrowings and $141.2 million of dividends paid, partially offset by a $460.0 million increase in net deposits. See "The Consolidated Statement of Cash Flows" in "Item 8. Financial Statements and Supplementary Data" for details of cash flow activity.

The following table presents the expected maturities of AFS state and municipal and corporate debt securities, at estimated fair value, as of December 31, 2025 and the weighted average yields on such securities (calculated based on historical cost):

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
AFS	(dollars in thousands)
State and municipal(1)	$5,832	3.32%	$1,640	4.66%	$114,451	3.91%	$704,770	3.92%
Corporate debt securities	—	—	112,311	6.34	102,610	4.97	—	—
Total	$5,832	3.32%	$113,951	6.32%	$217,061	4.42%	$704,770	3.92%

(1) Weighted average yields on tax-exempt securities have been computed on a FTE basis assuming a federal tax rate of 21% and statutory interest expense disallowances.

The Corporation's investment portfolio consists of residential mortgage-backed securities, commercial mortgage-backed securities, collateralized mortgage obligations, state and municipal securities and corporate debt securities. Commercial mortgage-backed securities, residential mortgage-backed securities and collateralized mortgage obligations have stated maturities that may differ from actual maturities due to borrowers' ability to prepay obligations. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans decrease. As rates decrease, cash flows generally increase as prepayments increase.

The following table presents AFS residential mortgage-backed securities, commercial mortgage-backed securities and collateralized mortgage obligations, at estimated fair value, and HTM residential mortgage-backed securities and commercial mortgage-backed securities, at amortized cost, as of December 31, 2025, without stated maturities, including the weighted average yields and estimated weighted average lives based on prepayment speeds on such securities:

			Weighted
	Amount	Yield	Average Life
	(dollars in thousands)		(in years)
AFS
Residential mortgage-backed securities	$766,717	4.60%	4.7
Commercial mortgage-backed securities	559,450	2.71	7.7
Collateralized mortgage obligations	1,040,078	5.16	2.7
HTM
Residential mortgage-backed securities	$573,636	3.51%	6.5
Commercial mortgage-backed securities	852,249	1.51	6.5

The following table presents the contractual maturities of fixed rate loans and loan types subject to changes in interest rates as of December 31, 2025:

	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After 15 Years	Total
	(dollars in thousands)
Commercial and industrial:
Adjustable and variable rate	$1,035,923	$2,257,921	$397,570	$9,943	$3,701,357
Fixed rate	329,563	433,589	68,186	6,365	837,703
Total commercial and industrial	1,365,486	2,691,510	465,756	16,308	4,539,060
Real estate - mortgage(1):
Adjustable and variable rate	3,107,233	5,528,383	2,718,855	368,763	11,723,234
Fixed rate	1,363,846	2,219,499	1,754,679	672,510	6,010,534
Total real estate - mortgage(1)	4,471,079	7,747,882	4,473,534	1,041,273	17,733,768
Real estate - construction:
Adjustable and variable rate	284,048	350,086	53,155	2,267	689,556
Fixed rate	242,153	37,837	687	65	280,742
Total real estate - construction	526,201	387,923	53,842	2,332	970,298
Consumer, leases and other:
Adjustable and variable rate	26,549	54,907	127	—	81,583
Fixed rate	288,235	474,244	94,292	199	856,970
Total consumer, leases and other	314,784	529,151	94,419	199	938,553
Unearned income	—	(36,795)	—	—	(36,795)
Total	$6,677,550	$11,319,671	$5,087,551	$1,060,112	$24,144,884
(1) Includes commercial mortgages, residential mortgages and home equity loans.

The scheduled maturities of time deposits as of December 31, 2025 were as follows (dollars in thousands):

Year
2026	$3,528,876
2027	291,166
2028	114,925
2029	12,464
2030	8,151
Thereafter	39,670
Total	$3,995,252

The scheduled maturities of the portion of time deposits estimated to be in excess of the FDIC insurance limit as of December 31, 2025 included in the table above, were as follows (dollars in thousands):

Three months or less	$159,874
Over three through six months	133,817
Over six through twelve months	166,734
Over twelve months	27,913
Total	$488,338
Total uninsured deposits (excluding intra-Company deposits) were estimated to be $9.7 billion at December 31, 2025 compared with $9.4 billion at December 31, 2024.

Debt Security Market Price Risk

Debt security market price risk is the risk that changes in the values of debt securities, unrelated to interest rate changes, could have a material impact on the financial position or results of operations of the Corporation. The Corporation's debt security investments consist primarily of GSEs issued mortgage-backed securities and collateralized mortgage obligations, state and municipal securities, and corporate debt securities. All of the Corporation's investments in mortgage-backed securities and collateralized mortgage obligations have principal payments that are guaranteed by GSEs.

State and Municipal Securities

As of December 31, 2025, the Corporation owned investment securities issued by various states and municipalities with a total fair value of $826.7 million. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of December 31, 2025, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 74% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31,
	2025	2024
ASSETS
Cash and due from banks	$271,463	$279,041
Interest-bearing deposits with other banks	790,146	784,830
Cash and Cash Equivalents	1,061,609	1,063,871
FRB and FHLB stock	121,009	139,574
Loans held for sale	16,316	25,618
Investment securities:
AFS, at estimated fair value	3,407,859	3,410,899
HTM, at amortized cost	1,425,885	1,395,569
Net loans	24,144,884	24,044,919
Less: ACL - loans	(364,462)	(379,156)
Loans, Net	23,780,422	23,665,763
Net premises and equipment	175,240	195,527
Accrued interest receivable	113,698	117,029
Goodwill and net intangible assets	612,996	635,458
Other assets	1,403,366	1,422,502
Total Assets	$32,118,400	$32,071,810
LIABILITIES
Deposits:
Noninterest-bearing	$5,256,096	$5,499,760
Interest-bearing	21,333,311	20,629,673
Total Deposits	26,589,407	26,129,433
Borrowings:
FHLB advances	250,000	850,000
Senior debt and subordinated debt	367,637	367,316
Other borrowings and interest-bearing liabilities	679,738	564,732
Total Borrowings	1,297,375	1,782,048
Accrued interest payable	17,130	31,620
Other liabilities	724,041	931,384
Total Liabilities	28,627,953	28,874,485
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, Series A, 200,000 shares issued as of December 31, 2025 and 2024, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600,000,000 shares authorized, 247,130,331 shares issued as of December 31, 2025 and 245,946,392 issued as of December 31, 2024	617,826	614,866
Additional paid-in capital	1,803,235	1,789,214
Retained earnings	2,024,618	1,775,620
Accumulated other comprehensive loss	(198,682)	(287,819)
Treasury stock, at cost, 67,235,204 shares in 2025 and 63,857,567 shares in 2024	(949,428)	(887,434)
Total Shareholders' Equity	3,490,447	3,197,325
Total Liabilities and Shareholders' Equity	$32,118,400	$32,071,810

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	2025	2024	2023
Interest Income
Loans, including fees	$1,395,992	$1,394,969	$1,156,373
Investment securities	187,152	136,650	101,518
Other interest income	33,730	50,577	15,345
Total Interest Income	1,616,874	1,582,196	1,273,236
Interest Expense
Deposits	514,693	521,859	292,205
Federal funds purchased	13	2,881	30,417
FHLB advances	24,535	37,793	46,965
Senior debt and subordinated debt	18,404	20,255	21,361
Other borrowings and interest-bearing liabilities	22,882	39,083	28,002
Total Interest Expense	580,527	621,871	418,950
Net Interest Income	1,036,347	960,325	854,286
Provision for credit losses	35,698	71,636	54,036
Net Interest Income After Provision for Credit Losses	1,000,649	888,689	800,250
Non-Interest Income
Wealth management	90,584	84,743	75,541
Commercial banking	92,038	84,982	81,160
Consumer banking	58,212	55,504	47,197
Mortgage banking	14,477	13,943	10,388
Gain on acquisition, net of tax	—	36,996	—
Other	21,457	19,846	14,125
Non-Interest Income Before Investment Securities (Losses) Gains, Net	276,768	296,014	228,411
Investment securities (losses) gains, net	(2)	(20,283)	(733)
Total Non-Interest Income	276,766	275,731	227,678
Non-Interest Expense
Salaries and employee benefits	443,546	432,821	377,417
Data processing and software	75,091	77,882	66,471
Net occupancy	68,125	69,359	58,019
Other outside services	49,902	60,586	47,724
Intangible amortization	22,462	17,830	2,944
FDIC insurance	20,178	23,829	25,565
Equipment	16,176	17,850	14,390
Marketing	9,288	8,958	9,004
Professional fees	5,493	10,857	8,392
Acquisition-related expenses	1,182	37,635	—
Other	80,386	62,184	69,281
Total Non-Interest Expense	791,829	819,791	679,207
Income Before Income Taxes	485,586	344,629	348,721
Income taxes	93,977	55,886	64,441
Net Income	391,609	288,743	284,280
Preferred stock dividends	(10,248)	(10,248)	(10,248)
Net Income Available to Common Shareholders	$381,361	$278,495	$274,032

PER SHARE:
Net income available to common shareholders (basic)	$2.10	$1.59	$1.66
Net income available to common shareholders (diluted)	2.08	1.57	1.64
Cash dividends	0.73	0.69	0.64

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	2025	2024	2023
Net Income	$391,609	$288,743	$284,280
Other comprehensive income, net of tax:
Unrealized gains (losses) on AFS investment securities:
Net unrealized holding gains (losses)	64,613	(22,425)	36,023
Reclassification adjustment for securities net change realized in net income	2	15,689	(567)
Amortization of net unrealized gains on AFS investment securities transferred to HTM	5,673	5,609	5,913
Net Unrealized Gains (Losses) on AFS Investment Securities	70,288	(1,127)	41,369
Unrealized gains on interest rate derivatives used in cash flow hedges:
Net unrealized holding gains	739	590	6,998
Reclassification adjustment for net change realized in net income	15,708	18,141	19,995
Net Unrealized Gains on Interest Rate Derivatives Used in Cash Flow Hedges	16,447	18,731	26,993
Defined benefit pension plan and postretirement benefits:
Unrecognized pension and postretirement income	2,826	7,279	4,777
Amortization of net unrecognized pension and postretirement income (loss)	(424)	(422)	57
Net Unrealized Gains (Losses) on Defined Benefit Pension and Postretirement Plans	2,402	6,857	4,834
Other Comprehensive Income, Net of Tax	89,137	24,461	73,196
Total Comprehensive Income	$480,746	$313,204	$357,476

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Amount	Shares Outstanding	Amount		Retained Earnings		Treasury Stock	Total

Balance at December 31, 2022	200	$192,878	167,599	$561,511	$1,541,840	$1,450,758	$(385,476)	$(781,754)	$2,579,757
Net income						284,280			284,280
Other comprehensive loss							73,196		73,196
Common stock issued(1)			231	578	2,548			34	3,160
Dividend reinvestment activity			408		(132)			5,691	5,559
Stock-based compensation awards (repurchases), net			592	2,313	8,604			(3,936)	6,981
Acquisition of treasury stock			(5,029)					(77,056)	(77,056)
Preferred stock dividend						(10,248)			(10,248)
Common stock dividends - $0.64 per share						(105,490)			(105,490)
Balance at December 31, 2023	200	192,878	163,801	564,402	1,552,860	1,619,300	(312,280)	(857,021)	2,760,139
Net income						288,743			288,743
Other comprehensive income							24,461		24,461
Common stock issued(2)			19,339	48,348	227,052			12	275,412
Dividend reinvestment activity			322		902			4,753	5,655
Stock-based compensation awards (repurchases), net			561	2,116	8,400			(4,830)	5,686
Acquisition of treasury stock			(1,934)					(30,348)	(30,348)
Preferred stock dividend						(10,248)			(10,248)
Common stock dividends - $0.69 per share						(122,175)			(122,175)
Balance at December 31, 2024	200	192,878	182,089	614,866	1,789,214	1,775,620	(287,819)	(887,434)	3,197,325
Net income						391,609			391,609
Other comprehensive income							89,137		89,137
Common stock issued(3)			131	328	2,054				2,382
Dividend reinvestment activity			290		1,273			4,054	5,327
Stock-based compensation awards (repurchases), net			671	2,632	10,694			(6,961)	6,365
Acquisition of treasury stock			(3,286)					(59,087)	(59,087)
Preferred stock dividend						(10,248)			(10,248)
Common stock dividends - $0.73 per share						(132,363)			(132,363)
Balance at December 31, 2025	200	$192,878	179,895	$617,826	$1,803,235	$2,024,618	$(198,682)	$(949,428)	$3,490,447
(1) Issuance of common stock includes issuance in connection with the Corporation's ESPP and exercised stock options.
(2) Issuance of common stock includes the issuance of 19,166,667 shares of common stock in an underwritten public offering that closed on May 1, 2024, issuance in connection with the Corporation’s ESPP and exercised stock options.
(3) Issuance of common stock includes issuance in connection with the Corporation's ESPP.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$391,609	$288,743	$284,280
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	35,698	71,636	54,036
Depreciation and amortization of premises and equipment	28,276	39,164	30,055
Net amortization of investment securities premiums	1,378	764	11,231
Net accretion of loan discounts	(47,750)	(38,748)	—
Investment securities losses, net	2	20,283	733
Gain on sales of mortgage loans held for sale	(8,788)	(8,186)	(5,094)
Proceeds from sales of mortgage loans held for sale	528,935	547,691	363,406
Originations of mortgage loans held for sale	(510,845)	(549,965)	(366,206)
Intangible amortization	22,462	17,830	2,944
Amortization of issuance costs and discounts on long-term borrowings	321	710	750
Gain on acquisition, net of tax	—	(36,996)	—
Loss (gain) on disposal of premises and equipment	1,440	(30)	—
Gain on sale-leaseback transaction	(606)	(20,266)	—
Stock-based compensation	13,326	10,516	12,540
Net change in deferred income tax	(4,168)	(23,187)	24,666
Net change in accrued salaries and benefits	665	19,463	(5,868)
Net change in life insurance cash surrender value	(16,196)	(19,872)	(27,664)
Other changes, net	(131,276)	97,015	(16,825)
Total adjustments	(87,126)	127,822	78,704
Net cash provided by operating activities	304,483	416,565	362,984
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	14,966	2,300,487	213,424
Proceeds from principal repayments and maturities of AFS investment securities	716,270	334,405	149,211
Proceeds from principal repayments and maturities of HTM investment securities	107,501	56,455	59,685
Purchase of AFS investment securities	(654,245)	(1,744,778)	(79,053)
Purchase of HTM investment securities	(132,024)	(177,947)	—
Net change in FRB and FHLB stock	18,565	22,762	5,781
Net change in loans	(101,795)	(149,081)	(1,100,816)
Net purchases of premises and equipment	(20,146)	(42,453)	(32,958)
Settlement of bank owned life insurance	2,947	2,687	2,264
Proceeds from sale-leaseback transaction	11,323	51,123	—
Net cash received for acquisition	—	1,018,371	—
Net change in tax credit investments	(45,541)	(42,699)	(26,753)
Net cash (used in) provided by investing activities	(82,179)	1,629,332	(809,215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings deposits	603,635	478,593	(1,198,222)
Net change in time deposits and brokered deposits	(143,661)	1,074	2,086,307
Net change in other borrowings	(484,994)	(1,951,161)	(379,431)
Repayments of senior debt and subordinated debt	—	(168,778)	(5,000)
Net proceeds from issuance of common stock	7,709	270,582	3,160
Dividends paid	(141,207)	(131,698)	(115,738)
Acquisition of treasury stock	(66,048)	(30,348)	(77,056)
Net cash (used in) provided by financing activities	(224,566)	(1,531,736)	314,020
Net (decrease) increase in Cash and Cash Equivalents	(2,262)	514,161	(132,211)
Cash and Cash Equivalents at Beginning of Period	1,063,871	549,710	681,921
Cash and Cash Equivalents at End of Period	$1,061,609	$1,063,871	$549,710
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$595,017	$658,778	$394,052
Income taxes	112,688	29,116	25,319

Business Combination
Fair value of tangible assets acquired	$—	$4,707,290	$—
Intangible assets	—	92,600	—
Liabilities assumed	—	5,561,979	—
PCD Loans credit discount	—	54,631	—

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

The Corporation offers, through its banking subsidiary, a full range of retail and commercial banking services primarily in Pennsylvania, Delaware, Maryland, New Jersey and Virginia.

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

Investments: Debt securities are classified as HTM at the time of purchase when the Corporation has both the intent and ability to hold these investments until they mature. Such debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities; however, since the investment portfolio serves as a source of liquidity, most debt securities are classified as AFS. AFS investment securities are carried at estimated fair value with the related unrealized holding gains and losses reported in shareholders' equity as a component of AOCI, net of tax. Realized securities gains and losses are computed using the specific identification method and are recorded on a trade date basis.

HTM Debt Securities: Expected credit losses on HTM debt securities would be recorded in the ACL on HTM debt securities. As of December 31, 2025, no HTM debt securities required an ACL as these investments consist solely of agency-guaranteed residential mortgage-backed and commercial mortgage-backed securities.

AFS Debt Securities: The Bank's AFS rated debt securities are investment grade. In evaluating credit losses on debt securities, management considers factors such as the credit quality of the investments, the credit rating of the security, and the delinquency history of the security. As of December 31, 2025, no AFS debt securities required an ACL.

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

In general, loans are placed on non-accrual status once they become 90 days delinquent as to principal or interest. In certain cases, a loan may be placed on non-accrual status prior to being 90 days delinquent if there is an indication that the borrower is having difficulty making payments, or the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. When interest accruals are discontinued, unpaid interest previously credited to income is reversed. Non-accrual loans may be restored to accrual status when all delinquent principal and interest has been paid currently for six consecutive months or the loan is considered adequately secured and in the process of collection. The Corporation generally applies payments received on non-accruing loans to principal until such time as the principal is paid off, after which time any payments received are recognized as interest income. If the Corporation believes that all amounts outstanding on a non-accrual loan will ultimately be collected, payments received subsequent to its classification as a non-accrual loan are allocated between interest income and principal.

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

The ACL incorporates the Corporation’s historical credit observations, current conditions and reasonable and supportable forecasts that are based on the projected performance of specific economic variables that are statistically correlated with historical PD rates. The reasonable and supportable forecast extends to 24 months and reverts back to an average PD rate using a straight-line reversion methodology over a 12 month period.

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

Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification. For commercial loans, commercial mortgages, leases and other loans and construction loans to commercial borrowers, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the ACL methodology for these loans, which bases the PD on this migration. Assigning risk ratings involves judgment. Risk ratings may be changed based on ongoing monitoring procedures, or if specific loan review assessments identify a deterioration or an improvement in the loan.

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

The Corporation is required to clear all eligible interest rate derivative contracts with a clearing agent and is subject to the regulations of the CFTC.

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

See "Note 13 - Income Taxes" for additional information.

Stock-Based Compensation: The Corporation grants equity awards to employees, consisting of RSUs and PSUs under its Employee Equity Plan. In addition, employees may purchase stock under the Corporation's ESPP.

The Corporation also grants equity awards to non-employee members of its Board of Directors and Fulton Bank's Board of Directors under the Directors' Plan. Under the Directors' Plan, the Corporation can grant equity awards to non-employee Parent Company and subsidiary bank directors in the form of RSUs or common stock. Recent grants of equity awards under the Directors' Plan have been limited to RSUs.

Equity awards issued under the Employee Equity Plan are generally granted annually and become fully vested over or after a 3-year vesting period. The vesting period for non-performance-based awards represents the period during which employees are required to provide service in exchange for such awards. Equity awards under the Directors' Plan are generally granted annually and fully vest after a 1-year vesting period. Certain events, as defined in the Employee Equity Plan and the Directors' Plan, result in the acceleration of the vesting of equity awards. RSUs and PSUs earn dividends during the vesting period, which are forfeitable if the awards do not vest.

The fair value of RSUs granted to employees or directors is recognized as compensation expense over the vesting period for such awards. Compensation expense for PSUs is also recognized over the service period.

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

Disclosures about Segments of an Enterprise and Related Information: The Corporation is a single segment. See "Note 20 - Segment Reporting" for additional information.

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

Intangible assets are amortized over their estimated lives. Some intangible assets have indefinite lives and are, therefore, not amortized. All intangible assets must be evaluated for impairment if certain events occur. Any impairment write-downs are recognized as non-interest expense on the Consolidated Statements of Income. See "Note 7 - Goodwill and Intangible Assets" for additional information.

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

Because the Corporation owns 100% of the equity interests in its NMTC investments, these investments were consolidated based on ASC Topic 810 as of December 31, 2025 and 2024. Investments in affordable housing projects were not consolidated based on management's assessment of the provisions of ASC Topic 810.

TCIs are tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the current carrying value exceeds its aggregated remaining value of the tax benefits of the investment. There were no impairment losses recognized for the Corporation's TCIs in 2025, 2024 or 2023. For additional information, see "Note 13 - Income Taxes."

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

Defined Benefit Plan: Net periodic pension costs are funded based on the requirements of federal laws and regulations. The determination of net periodic pension costs is based on assumptions about future events that will affect the amount and timing of required benefit payments under the plan. These assumptions include demographic assumptions such as retirement age and mortality, a discount rate used to determine the current benefit obligation, form of payment election and a long-term expected rate of return on plan assets. Net periodic pension expense includes interest cost, based on the assumed discount rate, an expected return on plan assets, amortization of prior service cost or credit and amortization of net actuarial gains or losses. The Corporation curtailed the Pension Plan in 2008, with no additional benefits accruing. In connection with the Prudential Bancorp merger, the Corporation assumed the obligations of Prudential Bancorp under the Prudential Bancorp Pension Plan that had previously been closed to new participants. Net periodic pension cost is recognized in salaries and employee benefits on the Consolidated Statements of Income. For additional information, see "Note 17 - Employee Benefit Plans."

Business Combinations: Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, identifiable assets acquired and liabilities assumed are measured at fair value as of the acquisition date. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill, unless the acquisition is a bargain purchase. Results of the operations of the acquired entity are included in the Consolidated Statements of Income from the acquisition date. Acquisition costs are expensed as incurred.

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

In December 2023, FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This update requires companies to disclose specific categories in the income tax rate reconciliation and requires additional information for certain reconciling items. The Corporation adopted ASU 2023-09 on December 15, 2025. The adoption of ASU 2023-09 changed the presentation of "Note 13 - Income Taxes," but otherwise did not have a material impact on its Consolidated Financial Statements.

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

In November 2025, FASB issued ASU 2025-08 Financial Instruments - Credit Losses (Topic 326): Purchased Loans ("ASU 2025-08"). This update simplifies acquisition accounting by removing dual models. It also reduces earnings volatility and improves comparability across institutions. The Corporation early adopted ASU 2025-08 prospectively on October 1, 2025, and it did not have a material impact on its Consolidated Financial Statements.

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

In September 2025, FASB issued ASU 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). This update modernizes internal-use software guidance to adapt to the agile basis predominantly used to develop software. The effective date of the amendment is January 1, 2028 with early adoption permitted as of the beginning of an annual reporting period. The Corporation plans to early adopt ASU 2025-06 as of January 1, 2026 on a prospective basis. The Corporation does not expect the adoption of ASU 2025-06 to have a material impact on its Consolidated Financial Statements.

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

In November 2025, FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"). This update more closely aligns hedge accounting and financial reporting with risk management activities. The effective date of the amendment is January 1, 2027 with early adoption permitted. The Corporation plans to early adopt ASU 2025-09 as of January 1, 2026 on a prospective basis. The Corporation does not expect the adoption of ASU 2025-09 to have a material impact on its Consolidated Financial Statements.

In December 2025, FASB issued ASU 2025-10 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities ("ASU 2025-10"). This update provides accounting guidance for business entities that receive government grants. The Corporation will adopt ASU 2025-10 on January 1, 2029. The Corporation does not expect the adoption of ASU 2025-10 to have a material impact on its Consolidated Financial Statements.

In December 2025, FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). This update improves navigability of the required interim disclosures and clarifies when that guidance is applicable. The Corporation will adopt ASU 2025-11 on January 1, 2028. The Corporation does not expect the adoption of ASU 2025-11 to have a material impact on its Consolidated Financial Statements.

In December 2025, FASB issued ASU 2025-12 Codification Improvements ("ASU 2025-12"). This update makes changes to the Accounting Standards Codification affecting a wide variety of topics to clarify, correct errors and make minor improvements. The Corporation will adopt ASU 2025-12 on January 1, 2027. The Corporation does not expect the adoption of ASU 2025-12 to have a material impact on its Consolidated Financial Statements.

Reclassifications

Certain amounts in the 2024 Consolidated Financial Statements and notes have been reclassified to conform to the 2025 presentation.

NOTE 2 - BUSINESS COMBINATIONS

Republic First Bank

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

The financial settlement process between the Bank and the FDIC concluded on April 25, 2025. The measurement period of determining the fair value of assets acquired and liabilities assumed in connection with the Republic First Transaction has closed. No adjustments to the preliminary amounts were required and the fair values presented herein are final. The excess of the fair value of net assets acquired and the cash consideration received from the FDIC over the fair value of liabilities assumed was recorded as a gain on acquisition of $37.0 million, net of income taxes.

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

The Corporation developed a comprehensive integration plan and expensed direct costs as incurred. These direct costs related to the Republic First Transaction totaled $0.1 million for the year ending December 31, 2025 and $37.6 million for the year ending December 31, 2024. Costs related to the Republic First Transaction are included in acquisition-related expenses in the Consolidated Statements of Income.

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

Blue Foundry Bancorp

On November 24, 2025, the Corporation entered into the Merger Agreement with Blue Foundry. Under the terms of the Merger Agreement, Blue Foundry will merge with and into the Corporation, with the Corporation continuing as the surviving corporation. The combined company will operate under the Corporation's name and will trade under the ticker symbol "FULT." Shareholders of Blue Foundry approved the Merger at the Blue Foundry special shareholder meeting on January 29, 2026 and all regulatory approvals required to complete the merger have been obtained. Subject to the satisfaction of the remaining customary closing conditions in the Merger Agreement, we expect the Merger to close on or about April 1, 2026. Blue Foundry Bank is expected to be merged with and into Fulton Bank in the third quarter of 2026.

Under the terms of the Merger Agreement, each share of Blue Foundry common stock will be converted into the right to receive 0.650 of a share of the Corporation's common stock and cash in lieu of fractional shares.

The Corporation developed a comprehensive integration plan with respect to the Merger and will expense direct costs as incurred. These direct costs related to the Merger totaled $1.1 million for the year ending December 31, 2025. Costs related to the Merger are included in acquisition-related expenses in the Consolidated Statements of Income.

NOTE 3 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS
Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the Consolidated Balance Sheets. The amounts of such collateral as of December 31, 2025 and 2024 were $27.0 million and $4.0 million, respectively.

NOTE 4 - INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities, as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
2025
Available for Sale
State and municipal securities	$951,764	$326	$(125,397)	$826,693
Corporate debt securities	219,699	1,302	(6,080)	214,921
Collateralized mortgage obligations	1,034,548	12,758	(7,228)	1,040,078
Residential mortgage-backed securities	781,966	5,891	(21,140)	766,717
Commercial mortgage-backed securities	647,375	80	(88,005)	559,450
Total	$3,635,352	$20,357	$(247,850)	$3,407,859

Held to Maturity
Residential mortgage-backed securities	$573,636	$4,978	$(44,093)	$534,521
Commercial mortgage-backed securities	852,249	—	(119,192)	733,057
Total	$1,425,885	$4,978	$(163,285)	$1,267,578

2024
Available for Sale
State and municipal securities	$960,227	$106	$(145,446)	$814,887
Corporate debt securities	313,681	1,123	(14,434)	300,370
Collateralized mortgage obligations	798,157	4,629	(13,901)	788,885
Residential mortgage-backed securities	1,029,846	30	(40,001)	989,875
Commercial mortgage-backed securities	617,605	—	(100,723)	516,882
Total	$3,719,516	$5,888	$(314,505)	$3,410,899

Held to Maturity
Residential mortgage-backed securities	$537,856	$2	$(60,162)	$477,696
Commercial mortgage-backed securities	857,713	—	(151,960)	705,753
Total	$1,395,569	$2	$(212,122)	$1,183,449

In May 2024, the Corporation sold $345.7 million of AFS investment securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher-yielding securities of a similar type and similar duration.

Investment securities carried at $0.4 billion and $0.3 billion at December 31, 2025 and 2024, respectively, were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of December 31, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because issuers may have the right to call, or borrowers may have the right to prepay, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$5,833	$5,832	$—	$—
Due from one year to five years	115,046	113,951	—	—
Due from five years to ten years	221,196	217,061	—	—
Due after ten years	829,388	704,770	—	—
	1,171,463	1,041,614	—	—
Residential mortgage-backed securities(1)	781,966	766,717	573,636	534,521
Commercial mortgage-backed securities(1)	647,375	559,450	852,249	733,057
Collateralized mortgage obligations(1)	1,034,548	1,040,078	—	—
Total	$3,635,352	$3,407,859	$1,425,885	$1,267,578
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross gains and losses on the sales of securities for the years presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
	(dollars in thousands)
2025	$663	$(665)	$(2)
2024	179	(20,462)	(20,283)
2023	283	(1,016)	(733)

The following tables present the gross unrealized losses and estimated fair values of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31:

	Less than 12 months			12 Months or Longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2025		(dollars in thousands)
Available for Sale
State and municipal securities	3	$10,532	$(127)	277	$776,597	$(125,270)	$787,129	$(125,397)
Corporate debt securities	5	22,911	(329)	21	145,563	(5,751)	168,474	(6,080)
Collateralized mortgage obligations	1	19,806	(128)	72	74,446	(7,100)	94,252	(7,228)
Residential mortgage-backed securities	3	34,766	(97)	75	240,422	(21,043)	275,188	(21,140)
Commercial mortgage-backed securities	4	51,600	(155)	131	493,235	(87,850)	544,835	(88,005)
Total available for sale	16	$139,615	$(836)	576	$1,730,263	$(247,014)	$1,869,878	$(247,850)
Held to Maturity
Residential mortgage-backed securities	—	$—	$—	120	$275,497	$(44,093)	$275,497	$(44,093)
Commercial mortgage-backed securities	—	—	—	60	733,057	(119,192)	733,057	(119,192)
Total held to maturity	—	$—	$—	180	$1,008,554	$(163,285)	$1,008,554	$(163,285)

	Less than 12 months			12 Months or Longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2024		(dollars in thousands)
Available for Sale
State and municipal securities	22	$53,026	$(1,692)	272	$755,310	$(143,754)	$808,336	$(145,446)
Corporate debt securities	1	4,844	(13)	47	264,099	(14,421)	268,943	(14,434)
Collateralized mortgage obligations	12	288,871	(3,463)	77	85,485	(10,438)	374,356	(13,901)
Residential mortgage-backed securities	42	777,695	(9,178)	69	174,284	(30,823)	951,979	(40,001)
Commercial mortgage-backed securities	1	19,291	(875)	135	497,591	(99,848)	516,882	(100,723)
Total available for sale	78	$1,143,727	$(15,221)	600	$1,776,769	$(299,284)	$2,920,496	$(314,505)
Held to maturity
Residential mortgage-backed securities	7	$155,726	$(1,754)	120	$303,220	$(58,408)	$458,946	$(60,162)
Commercial mortgage-backed securities	—	—	—	60	705,753	(151,960)	705,753	(151,960)
Total held to maturity	7	$155,726	$(1,754)	180	$1,008,973	$(210,368)	$1,164,699	$(212,122)

The Corporation's collateralized mortgage obligations, residential mortgage-backed securities and commercial mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. In addition, these securities have principal payments that are guaranteed by GSEs. Therefore, the Corporation does not have an ACL for these securities as of December 31, 2025 and 2024, respectively. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost.

Based on the payment status and management's evaluation of the Corporation's state and municipal securities, no ACL was required for these securities as of December 31, 2025 and 2024, The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

The majority of the corporate debt securities were rated at or above investment grade as of December 31, 2025 and December 31, 2024. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of December 31, 2025 and December 31, 2024. The Corporation does not have the intent to sell, and does not believe it will more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 5 - LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases, net of unearned income

Loans and leases, net of unearned income are summarized as follows as of December 31:

	2025	2024
	(dollars in thousands)
Real estate - commercial mortgage	$9,820,944	$9,601,858
Commercial and industrial	4,539,060	4,605,589
Real estate - residential mortgage	6,669,993	6,349,643
Real estate - home equity	1,242,831	1,160,616
Real estate - construction	970,298	1,394,899
Consumer	564,349	616,856
Leases and other loans(1)	337,409	315,458
Net loans	$24,144,884	$24,044,919
(1) Includes unearned income of $36.8 million and $35.6 million as of December 31, 2025 and December 31, 2024, respectively.

The Corporation has extended credit to officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection or present other unfavorable features. The aggregate dollar amount of these loans, including unadvanced commitments, was $169.9 million and $166.2 million as of December 31, 2025 and 2024, respectively. During 2025, additions totaled $29.9 million and repayments totaled $26.2 million for related-party loans.

Allowance for Credit Losses

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance as of December 31:

	2025	2024
	(dollars in thousands)
ACL - loans	$364,462	$379,156
Reserve for OBS credit exposures(1)	$14,972	$14,161
(1) Included in other liabilities on the Consolidated Balance Sheets.

The following table presents the activity in the ACL for the years ended December 31:

	2025	2024	2023
	(dollars in thousands)
Balance at beginning of period	$379,156	$293,404	$269,366
CECL Day 1 Provision(1)	—	23,444	—
Initial PCD allowance for credit losses	—	54,631	—
Loans charged off	(78,198)	(54,429)	(39,201)
Recoveries of loans previously charged off	28,617	9,984	10,129
Net loans (charged off) recovered	(49,581)	(44,445)	(29,072)
Provision for credit losses(1) (2)	34,887	52,122	53,110
Balance at end of period	$364,462	$379,156	$293,404
Provision for OBS credit exposures(1)	$811	$(3,930)	$926
Reserve for OBS credit exposures	$14,972	$(14,161)	$17,254
(1) The sum of these amounts is reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision only includes the portion related to net loans.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Real Estate - Construction	Leases and other loans	Total
	(dollars in thousands)
Balance at December 31, 2023	$112,565	$74,266	$73,286	$17,604	$12,295	$3,388	$293,404
CECL Day 1 Provision(1)	6,648	1,121	14,920	445	310	—	23,444
Initial PCD allowance for credit losses	41,559	10,463	565	357	1,687	—	54,631
Loans charged off	(13,186)	(26,585)	(1,472)	(8,490)	—	(4,696)	(54,429)
Recoveries of loans previously charged off	603	4,440	472	3,357	382	730	9,984
Net loans (charged off) recovered	(12,583)	(22,145)	(1,000)	(5,133)	382	(3,966)	(44,445)
Provision for loan losses(1)(2)	9,992	28,507	(6,440)	6,124	10,466	3,473	52,122
Balance at December 31, 2024	158,181	92,212	81,331	19,397	25,140	2,895	379,156
Loans charged off	(36,518)	(20,787)	(1,053)	(8,817)	(5,386)	(5,637)	(78,198)
Recoveries of loans previously charged off	5,447	18,377	640	3,146	227	780	28,617
Net loans (charged off) recovered	(31,071)	(2,410)	(413)	(5,671)	(5,159)	(4,857)	(49,581)
Provision for loan losses(1)(2)	30,192	(12,062)	8,043	9,300	(9,085)	8,499	34,887
Balance at December 31, 2025	$157,302	$77,740	$88,961	$23,026	$10,896	$6,537	$364,462
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

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of December 31, 2025 and 2024, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan's collateral, if any.

As of December 31, 2025 and 2024, approximately 88% and 90%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months, or actual fair value based on active, fully-executed letters of intent to purchase or agreements of sale.

Non-accrual Loans

The following table presents total non-accrual loans, by class segment, as of December 31:

	2025			2024
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$27,437	$44,613	$72,050	$31,654	$67,843	$99,497
Commercial and industrial	19,822	24,281	44,103	17,011	25,206	42,217
Real estate - residential mortgage	25,423	2,328	27,751	23,387	2,013	25,400
Real estate - home equity	7,126	—	7,126	8,513	78	8,591
Real estate - construction	1,661	—	1,661	1,746	—	1,746
Consumer	3	—	3	8	—	8
Leases and other loans	32	1,146	1,178	1,801	10,033	11,834
Total	$81,504	$72,368	$153,872	$84,120	$105,173	$189,293

As of December 31, 2025 and December 31, 2024, there were $72.4 million and $105.2 million, respectively, of non-accrual loans that did not have a specific valuation allowance within the ACL. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary. The amount of interest income on non-accrual loans that was recognized was approximately $2.8 million and $1.0 million in 2025 and 2024, respectively.

Asset Quality

Maintaining an appropriate ACL is dependent on various factors, including the ability to identify potential problem loans in a timely manner. For commercial construction loans, commercial and industrial loans, leases and other loans and commercial real estate loans, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk categories is a significant component of the ACL methodology for these loans, which bases the PD on this migration. Assigning risk ratings involves judgment. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Risk ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review assessments identify a deterioration or an improvement in a loan.

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	December 31, 2025
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$885,851	$769,334	$1,120,033	$1,127,104	$1,185,319	$3,712,279	$76,848	$—	$8,876,768
Special Mention	9,425	19,207	42,649	52,546	116,763	171,308	787	—	412,685
Substandard or Lower	2,346	15,154	90,747	111,135	108,871	202,185	1,053	—	531,491
Total real estate - commercial mortgage	897,622	803,695	1,253,429	1,290,785	1,410,953	4,085,772	78,688	—	9,820,944
Real estate - commercial mortgage
Current period gross charge-offs	—	—	(1,315)	(20,232)	(7,990)	(6,981)	—	—	(36,518)
Commercial and industrial
Pass	559,804	340,662	351,330	449,474	205,593	766,308	1,398,989	3,092	4,075,252
Special Mention	11,490	12,287	18,377	12,305	4,354	52,719	101,311	7,179	220,022
Substandard or Lower	1,843	10,114	21,089	19,238	8,898	73,671	104,498	4,435	243,786
Total commercial and industrial	573,137	363,063	390,796	481,017	218,845	892,698	1,604,798	14,706	4,539,060
Commercial and industrial
Current period gross charge-offs	(75)	(3,317)	(4,822)	(4,936)	(2,410)	(4,449)	(778)	—	(20,787)
Real estate - construction(1)
Pass	100,320	236,045	190,065	40,427	24,082	46,156	50,902	—	687,997
Special Mention	555	1,196	—	21,286	3,381	2,750	1,248	—	30,416
Substandard or Lower	—	—	916	7,718	256	243	9	—	9,142
Total real estate - construction	100,875	237,241	190,981	69,431	27,719	49,149	52,159	—	727,555
Real estate - construction(1)
Current period gross charge-offs	—	—	—	(5,286)	—	(100)	—	—	(5,386)
Leases and other loans
Pass	174,718	35,955	70,152	29,832	8,185	8,665	—	—	327,507
Special Mention	432	459	430	1,305	460	329	—	—	3,415
Substandard or Lower	185	2,080	955	3,034	196	37	—	—	6,487
Total leases and other loans	175,335	38,494	71,537	34,171	8,841	9,031	—	—	337,409
Leases and other loans
Current period gross charge-offs	(2,092)	(1,153)	(506)	(289)	(244)	(1,353)	—	—	(5,637)
Total
Pass	$1,720,693	$1,381,996	$1,731,580	$1,646,837	$1,423,179	$4,533,408	$1,526,739	$3,092	$13,967,524
Special Mention	21,902	33,149	61,456	87,442	124,958	227,106	103,346	7,179	666,538
Substandard or Lower	4,374	27,348	113,707	141,125	118,221	276,136	105,560	4,435	790,906
Total	$1,746,969	$1,442,493	$1,906,743	$1,875,404	$1,666,358	$5,036,650	$1,735,645	$14,706	$15,424,968
(1) Excludes non-commercial real estate - construction.

Total criticized and classified loans decreased $378.9 million, or 20.6%, compared to December 31, 2024.

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

For a description of the Corporation's internal risk rating categories, see "Note 1 - Summary of Significant Accounting Policies" under the heading "Allowance for Credit Losses."

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

	December 31, 2025
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$724,505	$536,668	$662,479	$1,412,885	$1,603,854	$1,684,033	$—	$—	$6,624,424
Non-performing	134	645	2,102	9,752	4,961	27,975	—	—	45,569
Total real estate - residential mortgage	724,639	537,313	664,581	1,422,637	1,608,815	1,712,008	—	—	6,669,993
Real estate - residential mortgage
Current period gross charge-offs	—	(19)	(201)	(294)	(161)	(378)	—	—	(1,053)
Consumer and real estate - home equity
Performing	231,952	23,963	74,129	140,759	43,561	201,571	1,042,448	36,924	1,795,307
Non-performing	97	84	143	409	568	4,992	2,497	3,083	11,873
Total consumer and real estate - home equity	232,049	24,047	74,272	141,168	44,129	206,563	1,044,945	40,007	1,807,180
Consumer and real estate - home equity
Current period gross charge-offs	(215)	(262)	(998)	(1,556)	(708)	(4,505)	(573)	—	(8,817)
Construction - residential
Performing	164,473	72,583	1,395	2,280	—	—	—	—	240,731
Non-performing	—	606	—	1,406	—	—	—	—	2,012
Total construction - residential	164,473	73,189	1,395	3,686	—	—	—	—	242,743
Construction - residential
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$1,120,930	$633,214	$738,003	$1,555,924	$1,647,415	$1,885,604	$1,042,448	$36,924	$8,660,462
Non-performing	231	1,335	2,245	11,567	5,529	32,967	2,497	3,083	59,454
Total	$1,121,161	$634,549	$740,248	$1,567,491	$1,652,944	$1,918,571	$1,044,945	$40,007	$8,719,916

	December 31, 2024
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$470,918	$728,630	$1,515,521	$1,726,991	$1,022,116	$839,566	$—	$—	$6,303,742
Non-performing	87	1,358	5,118	3,232	5,523	30,583	—	—	45,901
Total real estate - residential mortgage	471,005	729,988	1,520,639	1,730,223	1,027,639	870,149	—	—	6,349,643
Real estate - residential mortgage
Current period gross charge-offs	—	(172)	(106)	(12)	(43)	(888)	—	(251)	(1,472)
Consumer and real estate - home equity
Performing	178,722	116,370	211,647	65,412	48,201	188,442	913,920	40,384	1,763,098
Non-performing	236	848	918	963	753	4,571	2,893	3,192	14,374
Total consumer and real estate - home equity	178,958	117,218	212,565	66,375	48,954	193,013	916,813	43,576	1,777,472
Consumer and real estate - home equity loans
Current period gross charge-offs	(118)	(1,016)	(1,552)	(790)	(398)	(2,704)	(75)	(1,837)	(8,490)
Leases and other loans
Performing	123,991	89,006	52,724	16,894	10,830	9,996	—	—	303,441
Non-performing	—	—	1,922	744	23	9,328	—	—	12,017
Total leases and other	123,991	89,006	54,646	17,638	10,853	19,324	—	—	315,458
Leases and other loans
Current period gross charge-offs	(1,977)	(913)	(335)	(334)	(192)	(770)	—	(175)	(4,696)
Construction - residential
Performing	138,440	61,848	15,710	1,499	—	—	—	—	217,497
Non-performing	—	—	1,406	—	—	—	—	—	1,406
Total construction - residential	138,440	61,848	17,116	1,499	—	—	—	—	218,903
Construction - residential
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$912,071	$995,854	$1,795,602	$1,810,796	$1,081,147	$1,038,004	$913,920	$40,384	$8,587,778
Non-performing	323	2,206	9,364	4,939	6,299	44,482	2,893	3,192	73,698
Total	$912,394	$998,060	$1,804,966	$1,815,735	$1,087,446	$1,082,486	$916,813	$43,576	$8,661,476

The following table presents non-performing assets:

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Non-accrual loans	$153,872	$189,293
Loans 90 days or more past due and still accruing	29,924	30,781
Total non-performing loans	183,796	220,074
OREO(1)	1,365	2,621
Total non-performing assets	$185,161	$222,695
(1) Excludes $19.1 million and $17.5 million of residential mortgage properties for which formal foreclosure proceeding were in process as of December 31, 2025 and 2024, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
December 31, 2025
Real estate - commercial mortgage	$19,762	$17,757	$2,931	$72,050	$9,708,444	$9,820,944
Commercial and industrial	5,023	4,563	3,653	44,103	4,481,718	4,539,060
Real estate - residential mortgage	48,246	7,912	17,818	27,751	6,568,266	6,669,993
Real estate - home equity	15,646	1,417	3,958	7,126	1,214,684	1,242,831
Real estate - construction	3,698	2,555	606	1,661	961,778	970,298
Consumer	6,334	1,604	788	3	555,620	564,349
Leases and other loans(1)	160	193	170	1,178	335,708	337,409
Total	$98,869	$36,001	$29,924	$153,872	$23,826,218	$24,144,884
(1) Includes unearned income.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
December 31, 2024
Real estate - commercial mortgage	$32,715	$16,684	$2,862	$99,497	$9,450,100	$9,601,858
Commercial and industrial	6,031	3,636	1,460	42,217	4,552,245	4,605,589
Real estate - residential mortgage	59,593	5,946	20,501	25,400	6,238,203	6,349,643
Real estate - home equity	6,778	1,057	4,758	8,591	1,139,432	1,160,616
Real estate - construction	3,549	5,163	—	1,746	1,384,441	1,394,899
Consumer	6,779	1,627	1,017	8	607,425	616,856
Leases and other loans(1)	269	105	183	11,834	303,067	315,458
Total	$115,714	$34,218	$30,781	$189,293	$23,674,913	$24,044,919
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

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Term Extension
	2025		2024		2023
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Real estate - commercial mortgage	$81,548	0.83%	$20,501	0.21%	$2,944	0.04%
Commercial and industrial	30,493	0.67	3,913	0.08	11,970	0.26
Real estate - residential mortgage	5,814	0.09	11,604	0.18	8,182	0.15
Real estate - home equity	372	0.03	379	0.03	—	—
Real estate - construction	30,454	3.14	595	0.04	—	—
Total	$148,681		$36,992		$23,096

	Interest Rate Reduction and Term Extension
	2025		2024		2023
	Amortized Cost Basis	% of Class of Financing Receivable	Amortization Cost Basis	% of Class of Financing Receivable	Amortization Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Real estate - residential mortgage	$3,014	0.05%	$2,365	0.04%	$910	0.02%
Total	$3,014		$2,365		$910

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Financial Effect
2025
Real estate - commercial mortgage	Added a weighted-average 0.96 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 1.01 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 9.52 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 15.29 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - construction	Added a weighted-average 1.24 years to the life of loans, which reduced monthly payment amounts for the borrowers.

2024
Real estate - commercial mortgage	Added a weighted-average 1.99 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.67 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.98 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 14.30 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - construction	Added a weighted-average 0.67 years to the life of loans, which reduced monthly payment amounts for the borrowers.
2023
Real estate - commercial mortgage	Added a weighted-average 1.22 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.92 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.10 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Interest Rate Reduction
Financial Effect
2025
Real estate - residential mortgage	Reduced weighted-average interest rate from 3.37% to 1.41%

2024
Real estate - residential mortgage	Reduced weighted-average interest rate from 2.35% to 1.40%
2023
Real estate - residential mortgage	Reduced weighted-average interest rate from 3.76% to 2.30%

During the years ended December 31, 2025, 2024 and 2023, there were no loans modified due to financial difficulty where there was a principal balance forgiveness.

The following table presents the performance of loans that have been modified due to financial difficulty in the previous 12 months.

		30-89	90+		Total
		Days Past	Past Due	Non-	Past
	Current	Due	and Accruing	Accrual	Due
	(dollars in thousands)
Real estate - commercial mortgage	$81,174	$—	$—	$375	$375
Commercial and industrial	27,667	—	—	2,826	2,826
Real estate - residential mortgage	5,153	933	123	2,618	3,674
Real estate - home equity	197	—	—	175	175
Real estate - construction	30,199	—	—	255	255
Total	$144,390	$933	$123	$6,249	$7,305

There were no commitments to lend additional funds to borrowers with loan modifications as a result of financial difficulty as of December 31, 2025.

NOTE 6 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2025	2024
	(dollars in thousands)
Land	$28,426	$36,080
Buildings and improvements	295,165	310,786
Furniture and equipment	178,401	173,778
Construction in progress	6,648	4,872
Total premises and equipment	508,640	525,516
Less: Accumulated depreciation and amortization	(333,400)	(329,989)
Net premises and equipment	$175,240	$195,527

The $23.3 million decrease in land and buildings and improvements at December 31, 2025 compared to December 31, 2024 was primarily due to financial center closures.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS
Goodwill totaled $553.3 million as of December 31, 2025 and 2024, respectively. There were no goodwill impairment charges in 2025 based on the Corporation's annual assessment.
The estimated fair values of the Corporation's reporting units are subject to uncertainty, including future changes in fair values of banks in general and future operating results of reporting units, which could differ significantly from the assumptions used in the current valuation of reporting units.

The following table summarizes intangible assets, which are included in goodwill and net intangible assets on the Consolidated Balance Sheets:

	December 31,
	2025	2024
	(dollars in thousands)
Amortizing intangible assets	$106,196	$106,196
Accumulated amortization	(46,546)	(24,085)
Net intangibles	$59,650	$82,111
Net intangibles included CDI of $58.2 million and $80.2 million as of December 31, 2025 and 2024, respectively. The CDI was recorded as part of the Republic First Transaction and the Prudential Bancorp merger and is being amortized over seven years using the sum-of-the-years'-digits method.
The following table summarizes CDI amortization expense for each of the next five years and thereafter (dollars in thousands):

Year
2026	$18,667
2027	15,066
2028	11,213
2029	7,717
2030	4,409
Thereafter	1,102
Total	$58,174

NOTE 8 - MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the Consolidated Balance Sheets, with adjustments to the carrying value included in mortgage banking income on the Consolidated Statements of Income:

	2025	2024	2023
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$30,691	$31,602	$34,217
Originations of MSRs	3,596	3,758	2,475
Amortization	(4,553)	(4,669)	(5,090)
Balance at end of period	$29,734	$30,691	$31,602

Estimated fair value of MSRs at end of period	$49,861	$53,972	$49,696

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.0 billion and $4.1 billion as of December 31, 2025 and 2024, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $49.9 million, $54.0 million and $49.7 million as of December 31, 2025, 2024 and 2023, respectively. Based on its fair value analysis as of December 31, 2025, 2024 and 2023, the Corporation determined that no valuation allowances were required.

Total servicing income, included in mortgage banking income in the Consolidated Statements of Income, was $10.1 million, $10.2 million and $10.2 million as of December 31, 2025, 2024 and 2023, respectively.

Total MSRs amortization expense, recognized as a reduction to mortgage banking income in the Consolidated Statements of Income, was $4.6 million, $4.7 million and $5.1 million in 2025, 2024 and 2023, respectively. Estimated future MSRs amortization expense, based on balances as of December 31, 2025, and the estimated remaining lives of the underlying loans, is as follows (dollars in thousands):

Year
2026	$3,837
2027	3,371
2028	2,968
2029	2,626
2030	2,339
Thereafter	14,593
Total estimated amortization expense	$29,734

NOTE 9 - DEPOSITS
Deposits consisted of the following as of December 31:

	2025	2024
	(dollars in thousands)
Noninterest-bearing demand	$5,256,096	$5,499,760
Interest-bearing demand	7,970,188	7,843,604
Savings and money market accounts	8,512,829	7,792,114
Total demand and savings	21,739,113	21,135,478
Brokered deposits	855,042	843,857
Time deposits	3,995,252	4,150,098
Total Deposits	$26,589,407	$26,129,433

The scheduled maturities of time deposits as of December 31, 2025 were as follows (dollars in thousands):

Year
2026	$3,528,876
2027	291,166
2028	114,925
2029	12,464
2030	8,151
Thereafter	39,670
Total	$3,995,252

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $2.4 billion and $2.5 billion as of December 31, 2025 and 2024, respectively. Time deposits equal or greater than $250,000 were $1.1 billion and $1.0 billion as of December 31, 2025 and 2024, respectively.

NOTE 10 - BORROWINGS
Borrowings as of December 31, 2025 and 2024 and the related maximum amounts outstanding at the end of any month in each of the two years then ended are presented below.

	December 31		Maximum Outstanding
	2025	2024	2025	2024
	(dollars in thousands)
Federal funds purchased	$—	$—	$—	$125,000
FHLB advances	250,000	850,000	800,000	1,706,621
Other borrowings:
Short-term promissory notes issued to customers and customer repurchase agreements	678,822	563,831	686,669	625,829
Other borrowings	916	901	1,282	1,155
Total other borrowings	$679,738	$564,732

As of December 31, 2025, the Corporation had aggregate federal funds line borrowing capacity of $2.6 billion, with no amount outstanding. A combination of commercial real estate loans, commercial loans, consumer loans and investment securities were pledged to the FRB to provide access to the FRB discount window borrowings. The Corporation had $3.9 billion of collateralized borrowing availability at the FRB discount window with no amount outstanding as of December 31, 2025.
As of December 31, 2025, the Corporation had total FHLB borrowing capacity of $11.6 billion, consisting of $250.0 million in outstanding advances and $4.2 billion in letters of credit issued to collateralize municipal deposits, resulting in a remaining borrowing capacity of approximately $7.1 billion. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

The following is included in senior and subordinated debt as of December 31:

	2025	2024
	(dollars in thousands)
Subordinated debt	$370,000	$370,000
Unamortized discounts and issuance costs	(2,363)	(2,684)
Total senior debt and subordinated debt	$367,637	$367,316

The following table summarizes the scheduled maturities of senior and subordinated debt with an original maturity of one year or more as of December 31, 2025 (dollars in thousands):

Year
2026	$—
2027	—
2028	—
2029	—
2030	195,000
Thereafter	175,000
Unamortized discounts and issuance costs	(2,363)
Total	$367,637

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

In March 2020, the Corporation issued $200.0 million and $175.0 million of subordinated notes due in 2030 and 2035, respectively. The subordinated notes maturing in 2030 were issued with a fixed-to-floating rate of 3.25% and an effective rate of 3.35%, due to issuance costs, and the subordinated notes maturing in 2035 were issued with a fixed-to-floating rate of 3.75% and an effective rate of 3.85%, due to issuance costs. The subordinated notes due in 2030 converted to a floating rate based on the three-month term SOFR, plus 230 bps on March 15, 2025.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents a summary of notional amounts and fair values of derivative financial instruments as of December 31:

	2025		2024
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$203,580	$563	$171,933	$389
Negative fair values	926	(6)	3,888	(58)
Forward Commitments
Positive fair values	—	—	51,250	363
Negative fair values	71,207	(156)	—	—
Interest Rate Derivatives with Customers(1)
Positive fair values	2,118,722	39,236	767,905	8,480
Negative fair values	2,747,758	(130,521)	3,976,294	(239,058)
Interest Rate Derivatives with Dealer Counterparties
Positive fair values	2,747,758	77,528	3,976,294	150,480
Negative fair values	2,118,722	(39,606)	767,905	(10,734)
Interest Rate Derivatives used in Cash Flow Hedges
Positive fair values	2,950,000	11,489	2,500,000	227
Negative fair values	—	—	1,400,000	(2,971)
Foreign Exchange Contracts with Customers
Positive fair values	1,239	8	28,327	1,619
Negative fair values	13,007	(714)	693	(27)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	14,424	883	4,059	63
Negative fair values	1,870	(6)	32,406	(1,569)
(1) Fair values are net of a valuation allowance of $366.3 thousand as of December 31, 2025 and 2024.

The following table presents the effect of cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)
Year ended December 31, 2025
Interest Rate Products	$348	$348	$—	Interest Income	$(19,504)	$(19,504)	$—
Interest Rate Products	514	514	—	Interest Expense	(900)	(900)	—
Total	$862	$862	$—		$(20,404)	$(20,404)	$—

Year ended December 31, 2024
Interest Rate Products	$(10,261)	$(10,261)	$—	Interest Income	$(29,899)	$(29,899)	$—
Interest Rate Products	11,025	11,025	—	Interest Expense	6,446	6,446	—
Total	$764	$764	$—		$(23,453)	$(23,453)	$—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement for the year ended December 31:

	Consolidated Statements of Income Classification
	2025		2024
	Interest Income	Interest Expense	Interest Income	Interest Expense
	(dollars in thousands)
Total amounts of income line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$(19,504)	$(900)	$(29,899)	$6,446
The effects of fair value and cash flow hedging:
Amount of gain or (loss) on cash flow hedging relationships	—	—	—	—
Interest rate derivatives:
Amount of (loss) gain reclassified from AOCI into income	(19,504)	(900)	(29,899)	6,446
Amount of (loss) gain reclassified from AOCI into income as a result of a forecasted transaction that is no longer probable of occurring	—	—	—	—
Amount of (loss) gain reclassified from AOCI into income - included component	(19,504)	(900)	(29,899)	6,446
Amount of (loss) gain reclassified from AOCI into income - excluded component	—	—	—	—

During the next twelve months, the Corporation estimates that an additional $1.8 million will be reclassified as a decrease to interest income.

The following table presents the fair value gains (losses) on derivative financial instruments for the years ended December 31:

	Consolidated Statements of Income Classification	2025	2024	2023
		(dollars in thousands)
Mortgage banking derivatives(1)	Mortgage banking	$(292)	$1,090	$(380)
Interest rate derivatives	Other income	258	419	(1,855)
Foreign exchange contracts	Other income	84	(9)	7
Net fair value gains (losses) on derivative financial instruments		$50	$1,500	$(2,228)
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the Consolidated Financial Statements as of December 31:

	2025	2024
	(dollars in thousands)
Amortized Cost (1)	$16,005	$25,316
Fair value	16,316	25,618
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Losses related to changes in fair values of mortgage loans held for sale were nominal for the year ended December 31, 2025. Losses related to changes in fair values of mortgage loans held for sale were $0.1 million for the year ended December 31, 2024, and gains related to changes in fair values of mortgage loans held for sale were $0.3 million for the year ended December 31, 2023. The gains and losses are recorded on the Consolidated Income Statements as an adjustment to mortgage banking income.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral(2)	Amount
	(dollars in thousands)
2025
Interest rate derivative assets	$128,253	$(18,829)	$—	$109,424
Foreign exchange derivative assets with correspondent banks	883	(883)	—	—
Total	$129,136	$(19,712)	$—	$109,424

Interest rate derivative liabilities	$170,127	$(30,318)	$(54,200)	$85,609
Foreign exchange derivative liabilities with correspondent banks	6	(883)	—	(877)
Total	$170,133	$(31,201)	$(54,200)	$84,732

2024
Interest rate derivative assets	$159,187	$(12,739)	$—	$146,448
Foreign exchange derivative assets with correspondent banks	63	(63)	—	—
Total	$159,250	$(12,802)	$—	$146,448

Interest rate derivative liabilities	$252,763	$(9,995)	$(94,339)	$148,429
Foreign exchange derivative liabilities with correspondent banks	1,569	(63)	—	1,506
Total	$254,332	$(10,058)	$(94,339)	$149,935

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

Cash Flow Hedge Terminations

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI are recognized as reduction to interest income, including fees, when the previously forecasted hedged item affects earnings in future periods. During the years ended December 31, 2025, 2024 and 2023, $13.0 million, $27.9 million and $22.1 million, respectively of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income.

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

Basel III Rules

The Basel III Rules provide a comprehensive framework and require the Corporation and the Bank to:

•Meet a minimum CET1 capital ratio of 4.50% of risk-weighted assets and a minimum Tier 1 capital of 6.00% of risk-weighted assets;
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

As of December 31, 2025 and 2024, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Basel III Rules.

As of December 31, 2025 and 2024, the Bank was well capitalized under the regulatory framework for prompt corrective action based on its capital ratio calculation. To be categorized as well capitalized, the Bank was required to maintain minimum total risk-based, Tier I risk-based, CET1 risk-based and Tier I leverage ratios as set forth in the table below.

There are no conditions or events since December 31, 2025, that management believes have changed the Corporation and the Bank's categories.

The following tables present the Total risk-based, Tier I risk-based, CET1 risk-based and Tier I leverage requirements under the Basel III Rules as of December 31:

	2025
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$3,716,146	15.2%	$1,960,184	8.0%	N/A	N/A
Fulton Bank	3,480,147	14.3	1,951,104	8.0	$2,438,880	10.0%
Tier I Capital (to Risk-Weighted Assets):
Corporation	$3,080,327	12.6%	$1,470,138	6.0%	N/A	N/A
Fulton Bank	3,174,366	13.0	1,463,328	6.0	$1,951,104	8.0%
CET1 Capital (to Risk-Weighted Assets):
Corporation	$2,887,449	11.8%	$1,102,603	4.5%	N/A	N/A
Fulton Bank	3,130,366	12.8	1,097,496	4.5	$1,585,272	6.5%
Tier I Leverage Capital (to Average Assets):
Corporation	$3,080,327	9.7%	$1,265,715	4.0%	N/A	N/A
Fulton Bank	3,174,366	10.1	1,262,175	4.0	$1,577,719	5.0%
N/A - Not applicable as "well capitalized" applies to banks only.

	2024
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$3,544,021	14.3%	$1,986,754	8.0%	N/A	N/A
Fulton Bank	3,338,891	13.5	1,976,697	8.0	$2,470,871	10.0%
Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,866,143	11.5%	$1,490,065	6.0%	N/A	N/A
Fulton Bank	3,029,881	12.3	1,482,523	6.0	$1,976,697	8.0%
CET1 Capital (to Risk-Weighted Assets):
Corporation	$2,673,265	10.8%	$1,117,549	4.5%	N/A	N/A
Fulton Bank	2,985,881	12.1	1,111,892	4.5	$1,606,066	6.5%
Tier I Leverage Capital (to Average Assets):
Corporation	$2,866,143	9.0%	$1,269,248	4.0%	N/A	N/A
Fulton Bank	3,029,881	9.6	1,265,809	4.0	$1,582,261	5.0%
N/A - Not applicable as "well capitalized" applies to banks only.

Dividend and Loan Limitations

The dividends that may be paid by the Bank to the Parent Company are subject to certain legal and regulatory limitations. The total amount available for payment of dividends by the Bank to the Parent Company calculated using the three-year earnings test was approximately $373.5 million as of December 31, 2025 based on the Bank maintaining enough capital to be considered well capitalized under the Basel III Rules. A condition of the OCC’s approval of the Republic First Transaction requires that the Bank, for a period of two years following the Acquisition Date, request and receive a written determination of no supervisory objection from the OCC prior to declaring or paying any dividend to the Parent Company.

Under current regulations, the Bank is limited in the amount it may lend to its affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of the Bank's regulatory capital

NOTE 13 - INCOME TAXES
The components of income tax expense are as follows:

	2025	2024	2023
	(dollars in thousands)
Income before income tax expense (benefit)
U.S.	$485,586	$344,629	$348,721

Income tax expense (benefit)
Current tax expense
U.S. federal	$84,652	$66,817	$49,707
U.S. state and local	13,493	12,256	11,137
Total current tax expense	98,145	79,073	60,844
Deferred tax (benefit) expense
U.S. federal	(2,685)	(20,248)	3,021
U.S. state and local	(1,483)	(2,939)	576
Total deferred tax (benefit) expense	(4,168)	(23,187)	3,597
Total income tax expense (benefit)
U.S. federal	81,967	46,569	52,728
U.S. state and local	12,010	9,317	11,713
Total income tax expense (benefit)	$93,977	$55,886	$64,441

There was no income from foreign countries for the years ended December 31, 2025, 2024 and 2023.

The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

	2025		2024		2023
	(dollars in thousands)
U.S. federal statutory tax rate	$101,973	21.0%	$72,372	21.0%	$73,231	21.0%
Federal
Tax credits
Low-income housing tax credits, net	(4,051)	(0.8)	(1,163)	(0.3)	$(4,716)	(1.3)
Other, net	6	—	29	—	24	—
Non-taxable or non-deductible items
Tax-exempt income on loans	(9,875)	(2.0)	(9,636)	(2.8)	(8,445)	(2.4)
Tax-exempt income on securities	(4,700)	(1.0)	(5,224)	(1.5)	(6,120)	(1.8)
Bargain purchase gain	—	—	(7,769)	(2.3)	—	—
Other	1,643	0.3	833	0.2	1,415	0.4
Domestic state and local income tax, net of federal	8,981	1.9	6,444	1.9	9,052	2.6
Total income tax expense	$93,977	19.4%	$55,886	16.2%	$64,441	18.5%

There were no domestic federal reconciling items related to the effect of cross-border tax laws, the effect of changes in tax laws or rates enacted in the current period, changes in valuation allowance, foreign tax effects, or changes in unrecognized tax benefits.
State and local income taxes in New Jersey, Maryland and Delaware comprised the majority of the domestic state and local income taxes, net of federal effect for the years 2025, 2024 and 2023, respectively.

The components of income taxes paid are as follows:

	2025	2024	2023
	(dollars in thousands)
U.S. federal, net of refunds	$96,396	$11,656	$10,423
U.S. state and local, net of refunds
New Jersey	8,110	5,638	3,671
Maryland	5,508	2,488	2,329
Delaware	2,452	2,476	1,939
Other	222	505	78
Total U.S. state and local, net of refunds	16,292	11,107	8,017
Total income taxes paid	$112,688	$22,763	$18,440

The net DTA recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2025	2024
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$89,053	$90,148
Unrealized holding losses on securities	62,962	85,516
Lease liability	35,969	34,921
State loss carryforwards	27,964	26,118
Other accrued expenses	14,908	16,142
Deferred compensation	12,683	11,138
Stock-based compensation	5,042	5,458
Intangible assets	4,403	5,889
New Jersey FAS 109 deduction	2,412	2,412
Other	6,916	5,032
Total gross deferred tax assets	$262,312	$282,774
Deferred tax liabilities:
Equipment lease financing	50,366	45,644
Right-of-use-asset	32,875	31,960
Acquisition premiums/discounts	8,999	16,360
Postretirement and defined benefit plans	7,320	5,560
MSRs	6,978	6,952
Tax credit investments	1,241	2,033
Premises and equipment	—	736
Total gross deferred tax liabilities	$107,779	$109,245
Net deferred tax asset, before valuation allowance	154,533	173,529
Valuation allowance	(27,964)	(26,118)
Net deferred tax asset	$126,569	$147,411
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

The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. As of December 31, 2025 and 2024, the Corporation had state net operating loss carryforwards of approximately $416.8 million and $389.3 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2045.

As of December 31, 2025, based on the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its DTAs, net of the valuation allowance.

Uncertain Tax Positions
The following table summarizes the changes in unrecognized tax benefits for the years ended December 31:

	2025	2024	2023
	(dollars in thousands)
Balance at beginning of year	$1,060	$1,044	$1,228
Current period tax positions	114	120	147
Lapse of statute of limitations	(82)	(104)	(331)
Balance at end of year	$1,092	$1,060	$1,044

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

As of December 31, 2025, if recognized, all of the Corporation's unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $131 thousand of federal income tax benefit on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $45 thousand and $168 thousand of recoveries in 2025 and 2024, respectively, for interest and penalties in income tax expense related to unrecognized tax positions. As of December 31, 2025 and 2024, total accrued interest and penalties related to unrecognized tax positions were approximately $133 thousand and $177 thousand, respectively.

The Corporation files income tax returns in the federal and various state jurisdictions. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local examinations by tax authorities for years before 2022.

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

All TCIs held as of December 31, 2025 and 2024 that qualify for the proportional amortization method are amortized over the period the Corporation expects to receive the tax credits, with the expense included within income taxes on the Consolidated Statements of Income and net income in the Consolidated Statements of Cash Flows.

All TCIs are evaluated for impairment at the end of each reporting period. There were no impairments recorded against TCIs during 2025.

The following table presents the balances of the Corporation's TCIs and related unfunded commitments as of December 31:

	2025	2024
Included in other assets:	(dollars in thousands)
Affordable housing tax credit investments, net	$218,810	$211,572
Other tax credit investments, net	35,652	29,649
Total TCIs, net	$254,462	$241,221
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$78,702	$84,572
Other tax credit liabilities	29,551	24,109
Total unfunded tax credit commitments and liabilities	$108,253	$108,681

The following table presents other information relating to the Corporation's TCIs for the years ended December 31:

	2025	2024	2023
	(dollars in thousands)
Components of income taxes:
Tax credits and benefits	$(32,143)	$(26,762)	$(28,748)
Amortization of tax credits and benefits, net of tax benefits	27,536	25,069	23,446
Deferred tax expense	566	559	610
Total reduction in income tax expense	$(4,041)	$(1,134)	$(4,692)

NOTE 14 - NET INCOME PER COMMON SHARE
Basic net income per common share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding.

Diluted net income per common share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist of RSUs and PSUs. PSUs are required to be included in weighted average diluted shares outstanding if performance measures, as defined in each PSU award agreement, are met as of the end of the period.

A reconciliation of weighted average common shares outstanding used to calculate basic and diluted net income per share follows:

	2025	2024	2023
	(in thousands)
Weighted average common shares outstanding (basic)	181,621	175,523	165,241
Impact of common stock equivalents	1,668	1,700	1,528
Weighted average common shares outstanding (diluted)	183,289	177,223	166,769

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

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of OCI for the years ended December 31:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(dollars in thousands)
2025
Net unrealized gains on investment securities	$84,428	$(19,815)	$64,613
Reclassification adjustment for investment securities gains included in net income(1)	2	—	2
Amortization of net unrealized gains on AFS investment securities transferred to HTM(2)	6,897	(1,224)	5,673
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	862	(123)	739
Reclassification adjustment for net gains realized in net income on interest rate derivatives used in cash flow hedges	20,404	(4,696)	15,708
Unrecognized pension and postretirement income	3,693	(867)	2,826
Amortization of net unrecognized pension and postretirement items(3)	(554)	130	(424)
Total Other Comprehensive Income	$115,732	$(26,595)	$89,137
2024
Net unrealized losses on investment securities	$(28,993)	$6,568	$(22,425)
Reclassification adjustment for investment securities gains included in net income(1)	20,283	(4,594)	15,689
Amortization of net unrealized gains on AFS investment securities transferred to HTM(2)	7,251	(1,642)	5,609
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	764	(174)	590
Reclassification adjustment for net gains realized in net income on interest rate derivatives used in cash flow hedges	23,453	(5,312)	18,141
Unrecognized pension and postretirement income	9,411	(2,132)	7,279
Amortization of net unrecognized pension and postretirement items(3)	(541)	119	(422)
Total Other Comprehensive Income	$31,628	$(7,167)	$24,461
2023
Net unrealized gains on investment securities	$46,572	$(10,549)	$36,023
Reclassification adjustment for investment securities losses included in net income(1)	(733)	166	(567)
Amortization of net unrealized gains on AFS investment securities transferred to HTM(2)	7,644	(1,731)	5,913
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	9,048	(2,050)	6,998
Reclassification adjustment for net gains realized in net income on interest rate swaps used in cash flow hedges	25,850	(5,855)	19,995
Unrecognized pension and postretirement income	6,162	(1,385)	4,777
Amortization of net unrecognized pension and postretirement items(3)	73	(16)	57
Total Other Comprehensive Income	$94,616	$(21,420)	$73,196
(1) Amounts reclassified out of AOCI. Before-tax amounts included in "Investment securities (losses) gains, net" on the Consolidated Statements of Income. See
"Note 4 - Investment Securities," for additional details.
(2) Amounts reclassified out of AOCI. Before-tax amounts included in "Interest Income" on the Consolidated Statements of Income.
(3) Amounts reclassified out of AOCI. Before-tax amounts included in "Salaries and employee benefits" on the Consolidated Statements of Income.

The following table presents changes in each component of AOCI, net of tax, for the years ended December 31:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Balance at December 31, 2022	$(316,231)	$(61,776)	$(7,469)	$(385,476)
OCI before reclassifications	36,023	6,998	4,777	47,798
Amounts reclassified from AOCI	(567)	19,995	57	19,485
Amortization of net unrealized gains on AFS investment securities transferred to HTM	5,913	—	—	5,913
Balance at December 31, 2023	(274,862)	(34,783)	(2,635)	(312,280)
OCI before reclassifications	(22,425)	590	7,279	(14,556)
Amounts reclassified from AOCI	15,689	18,141	(422)	33,408
Amortization of net unrealized gains on AFS investment securities transferred to HTM	5,609	—	—	5,609
Balance at December 31, 2024	(275,989)	(16,052)	4,222	(287,819)
OCI before reclassifications	64,613	739	—	65,352
Amounts reclassified from AOCI	2	15,708	2,402	18,112
Amortization of net unrealized gains on AFS investment securities transferred to HTM	5,673	—	—	5,673
Balance at December 31, 2025	$(205,701)	$395	$6,624	$(198,682)

Common Stock Repurchase Programs

On December 16, 2025, the Corporation announced that its Board of Directors approved the 2026 Repurchase Program. The 2026 Repurchase Program will expire on January 31, 2027. Under the 2026 Repurchase Program the Corporation is authorized to repurchase up to $150.0 million of shares of its common stock. Under this authorization, up to $25.0 million of the $150.0 million authorization may be used to repurchase the Corporation's preferred stock and outstanding subordinated notes. The 2026 Repurchase Program may be discontinued at any time.

On December 17, 2024, the Corporation announced that its Board of Directors approved the 2025 Repurchase Program. The 2025 Repurchase Program expired on December 31, 2025. Under the 2025 Repurchase Program, the Corporation was authorized to repurchase up to $125.0 million of shares of its common stock. Under this authorization, up to $25.0 million of the $125.0 million authorization could be used to repurchase the Corporation's preferred stock and outstanding Subordinated Notes due 2030. During 2025, approximately 3.3 million shares of common stock were repurchased at a total cost of $59.7 million, or an average cost of $18.16 per share, under the 2025 Repurchase Program.

On December 19, 2023, the Corporation announced that its Board of Directors approved the 2024 Repurchase Program. The 2024 Repurchase Program expired on December 31, 2024. Under the 2024 Repurchase Program, the Corporation was authorized to repurchase up to $125.0 million of shares of its common stock. Under this authorization, up to $25.0 million of the $125.0 million authorization could be used to repurchase the Corporation's preferred stock and outstanding subordinated notes through December 31, 2024. During 2024, approximately 1.9 million shares of common stock were repurchased at a total cost of $30.3 million, or an average cost of $15.69 per share, under the 2024 Repurchase Program

Under these repurchase programs, repurchased shares are added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions.

NOTE 16 - STOCK-BASED COMPENSATION PLANS
The following table presents compensation expense and related tax benefits for all equity awards recognized in the Consolidated Statements of Income for the years ended December 31:

	2025	2024	2023
	(dollars in thousands)
Compensation expense	$13,684	$10,907	$11,265
Tax benefit	(3,110)	(2,466)	(2,484)
Total stock-based compensation, net of tax	$10,574	$8,441	$8,781

The tax benefits as a percentage of compensation expense, as shown in the preceding table, were 22.7%, 22.6% and 22.1% in 2025, 2024 and 2023, respectively. These percentages differ from the Corporation's federal statutory tax rate of 21%. Tax benefits are only recognized over the vesting period for awards that ordinarily will generate a tax deduction when exercised, in the case of non-qualified stock options, or upon vesting, in the case of RSUs, and PSUs. Tax benefits in excess of the tax rate resulted from incentive stock option exercises that triggered a tax deduction when they were exercised and excess tax benefits realized on vesting RSUs and PSUs during the period.

The following table presents information about stock options exercised for the years ended December 31:

	2025	2024	2023
	(dollars in thousands)
Number of options exercised	—	39,310	68,134
Total intrinsic value of options exercised	$—	$116	$249
Cash received from options exercised	$—	$496	$805
Tax benefit from options exercised	$—	$23	$47

Upon exercise, the Corporation issued shares from its authorized, but unissued, common stock to satisfy the stock options. As of December 31, 2024, there were no outstanding stock options. The Corporation did not issue any stock options during the years ended December 31, 2025, 2024 and 2023.

The following table provides information about nonvested RSUs and PSUs granted under the Employee Equity Plan and Directors' Plan for the year ended December 31, 2025:

	RSUs/PSUs
	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	2,702,997	$14.57
Granted	1,057,072	17.03
Vested	(796,124)	15.38
Forfeited	(87,395)	15.42
Nonvested as of December 31, 2025	2,876,550	$15.22

As of December 31, 2025, there was $14.2 million of total unrecognized compensation cost (pre-tax) related to RSUs and PSUs that will be recognized as compensation expense over a weighted average period of 1.95 years. As of December 31, 2025, the Employee Equity Plan had 3.2 million shares reserved for future grants through 2032, and the Directors' Plan had 256.2 thousand shares reserved for future grants through 2033.

The fair value of certain PSUs with market-based performance conditions granted under the Employee Equity Plan was estimated on the grant date using the Monte Carlo valuation methodology performed by a third-party valuation expert. This valuation is dependent upon certain assumptions, as summarized in the following table:

	2025	2024	2023
Risk-free interest rate	3.66%	4.75%	3.84%
Volatility of Corporation’s stock	32.92%	30.54%	35.63%
Expected life of PSUs	3 years	3 years	3 years

The expected life of the PSUs with fair values measured using the Monte Carlo valuation methodology was based on the defined performance period of three years. Volatility of the Corporation's stock was based on historical volatility for the period commensurate with the expected life of the PSUs. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the grant date. Based on the assumptions above, the Corporation calculated an estimated fair value per PSU with market-based performance conditions granted in 2025, 2024 and 2023 of $16.73, $19.59 and $10.63, respectively.

Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased. The following table summarizes activity under the ESPP:

	2025	2024	2023
ESPP shares purchased	131,062	133,019	162,667
Average purchase price per share (85% of market value)	$15.44	$14.55	$11.68
Compensation expense recognized (in thousands)	$357	$342	$348

NOTE 17 - EMPLOYEE BENEFIT PLANS
The following summarizes retirement plan expense for the years ended December 31:

	2025	2024	2023
	(dollars in thousands)
401(k) Retirement Plan	$14,069	$13,739	$11,930
Pension Plan	(841)	(1,036)	464
Total	$13,228	$12,703	$12,394

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

Pension Plan

The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2025	2024	2023
	(dollars in thousands)
Interest cost	$3,070	$3,159	$3,269
Expected return on assets	(3,911)	(3,903)	(3,436)
Net amortization and deferral	—	—	631
Gain on settlement	—	(292)	—
Net periodic pension cost	$(841)	$(1,036)	$464

The following table summarizes the changes in the projected benefit obligation and fair value of Pension Plan assets for the plan years ended December 31:

	2025	2024
	(dollars in thousands)
Projected benefit obligation at beginning of year	$59,429	$68,952
Interest cost	3,070	3,159
Benefit payments	(4,761)	(8,843)
Change in assumptions	1,196	(4,323)
Experience gain	356	484
Projected benefit obligation at end of year	$59,290	$59,429

Fair value of plan assets at beginning of year	$85,595	$84,659
Actual return on plan assets	9,309	9,779
Benefit payments	(4,761)	(8,843)
Fair value of plan assets at end of year	$90,143	$85,595

The following table presents the funded status of the Pension Plan, included in other assets and other liabilities on the Consolidated Balance Sheets, as of December 31:

	2025	2024
	(dollars in thousands)
Projected benefit obligation	$(59,290)	$(59,429)
Fair value of plan assets	90,143	85,595
Funded status	$30,853	$26,166

The following table summarizes the changes in the unrecognized net loss included as a component of AOCI:

	Unrecognized Net Loss (Gain)
	Before tax	Net of tax
	(dollars in thousands)
Balance as of December 31, 2023	$5,320	$4,117
Recognized as a component of 2024 periodic pension cost	—	—
Unrecognized gains arising in 2024	(9,417)	(7,284)
Balance as of December 31, 2024	(4,097)	(3,167)
Recognized as a component of 2025 periodic pension cost	—	—
Unrecognized gains arising in 2025	(3,853)	(2,949)
Balance as of December 31, 2025	$(7,950)	$(6,116)

The following rates were used to calculate the net periodic pension cost and the present value of benefit obligations as of December 31:

	2025	2024	2023
Discount rate-projected benefit obligation	5.14%	5.38%	4.73%
Expected long-term rate of return on plan assets	5.00%	5.00%	5.00%

The discount rates used were determined using the FTSE Pension Discount Curve (formerly, the Citigroup Average Life discount rate table), as adjusted based on the Pension Plan's expected benefit payments.

The 5.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2025 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table presents a summary of the fair values of the Pension Plan's assets as of December 31:

	2025		2024
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Equity mutual funds	$31,272		$31,369
Equity common trust funds	15,450		16,486
Equity securities	46,722	51.7%	47,855	55.9%
Cash and money market funds	9,802		5,534
Fixed income mutual funds	14,181		13,590
Corporate debt securities	4,840		4,090
U.S. Government agency securities	9,455		9,493
Fixed income securities and cash	38,278	42.4%	32,707	38.2%
Other alternative investment funds	5,351	5.9%	5,033	5.9%
Total	$90,351	100.0%	$85,595	100.0%

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

Estimated future benefit payments are as follows (in thousands):

Year
2026	$4,906
2027	4,900
2028	4,878
2029	4,831
2030	4,756
Thereafter	22,641
Total	$46,912

Multiemployer Defined Benefit Pension Plan

In connection with the Prudential Bancorp merger, the Corporation assumed the pension plan obligations of Prudential Bancorp under the Prudential Bancorp Pension Plan that had previously been closed to new Prudential Bancorp participants.

The Prudential Bancorp Pension Plan is structured as a multiple employer plan under Internal Revenue Code Section 413(c). It maintains a single trust and all assets are commingled and invested on a pooled basis. All amounts payable by the multiple employer plan are a general charge upon all its assets. This structure gives rise to the risk that if a participating employer fails before funding up to cover the liabilities of its participants and orphans, then contributions for all remaining employers would increase, as assets have to be re-allocated to cover such shortfall.

Information regarding the Prudential Bancorp Pension Plan as of December 31, 2025 is as follows:

Legal Name of Plan	Prudential Bancorp Pension Plan
(dollars in thousands)
Plan Employer Identification Number	23-1928421
The Corporation's contribution for the year ended December 31, 2025(1)	$972
Are the Corporation's contributions more than 5% of total contributions?	No
Funded Status	80.01%
(1) Includes 2026 prepayment of $120 thousand.

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

The components of the net benefit for Postretirement Plan other than pensions are as follows:

	2025	2024	2023
	(dollars in thousands)
Interest cost	$35	$38	$42
Net amortization and deferral	(543)	(541)	(558)
Net postretirement benefit	$(508)	$(503)	$(516)

This table summarizes the changes in the accumulated postretirement benefit obligation for the years ended December 31:

	2025	2024
	(dollars in thousands)
Accumulated postretirement benefit obligation at beginning of year	$753	$844
Interest cost	35	38
Benefit payments	(118)	(135)
Change in experience	(39)	42
Change in assumptions	7	(36)
Accumulated postretirement benefit obligation at end of year	$638	$753

The fair values of the Postretirement Plan assets were $0 as of both December 31, 2025 and 2024. The funded status for the Postretirement Plan included in other liabilities was $0.6 million and $0.8 million in the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive income (loss):

	Before tax
	Unrecognized Prior Service Cost	Unrecognized Net Loss (Gain)	Total	Net of tax
	(dollars in thousands)
Balance as of December 31, 2023	$(1,620)	$(747)	$(2,367)	$(1,847)
Recognized as a component of 2024 postretirement cost	464	77	541	422
Unrecognized loss arising in 2024	—	6	6	5
Balance as of December 31, 2024	(1,156)	(664)	(1,820)	(1,420)
Recognized as a component of 2025 postretirement cost	464	79	543	422
Unrecognized gain arising in 2025	—	(32)	(32)	(24)
Balance as of December 31, 2025	$(692)	$(617)	$(1,309)	$(1,022)

The following rates were used to calculate net periodic postretirement benefit cost and the present value of benefit obligations as of December 31:

	2025	2024	2023
Discount rate-projected benefit obligation	5.14%	5.38%	4.73%
Expected long-term rate of return on plan assets	3.00%	3.00%	3.00%
The discount rates used to calculate the accumulated postretirement benefit obligation were determined using the FTSE Pension Discount Curve (formerly, the Citigroup Average Life discount rate table), as adjusted based on the Postretirement Plan's expected benefit payments.

Estimated future benefit payments under the Postretirement Plan are as follows (dollars in thousands):

Year
2026	$110
2027	99
2028	88
2029	78
2030	68
Thereafter	226
Total	$669

NOTE 18 - LEASES
The Corporation has operating leases for certain financial centers, corporate offices and land.

The following table presents the components of lease expense, which is included in net occupancy expense on the Consolidated Statements of Income:

	2025	2024	2023
	(dollars in thousands)
Operating lease expense	$27,852	$27,893	$19,372
Variable lease expense	3,966	3,147	3,160
Sublease income	(851)	(1,224)	(1,111)
Total lease expense	$30,967	$29,816	$21,421

Supplemental Consolidated Balance Sheet information related to leases was as follows as of December 31:

Operating Leases	Balance Sheet Classification	2025	2024
		(dollars in thousands)
ROU assets	Other assets	$139,965	$140,997
Lease liabilities	Other liabilities	$153,253	$154,176
Weighted average remaining lease term		9.04 years	9.30 years
Weighted average discount rate		5.90%	5.51%

The discount rate used in determining the lease liability for each individual lease is the Bank's incremental borrowing rate which corresponds with the remaining lease term.

Supplemental cash flow information related to operating leases was as follows:

	2025	2024
	(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$29,224	$25,161
ROU assets obtained in exchange for lease obligations	20,978	78,278

Lease payment obligations for each of the next five years and thereafter, with a reconciliation to the Corporation's lease liability were as follows:

Year	Operating Leases
(dollars in thousands)
2026	$27,737
2027	25,482
2028	22,772
2029	19,560
2030	18,112
Thereafter	89,922
Total lease payments	203,585
Less: imputed interest	(50,332)
Present value of lease liabilities	$153,253
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

As of December 31, 2025, the Corporation had not entered into any significant leases that have not yet commenced.

NOTE 19 - FAIR VALUE MEASUREMENTS
The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets:

	2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$16,316	$—	$16,316
AFS investment securities:
State and municipal securities	—	826,693	—	826,693
Corporate debt securities	—	214,921	—	214,921
Collateralized mortgage obligations	—	1,040,078	—	1,040,078
Residential mortgage-backed securities	—	766,717	—	766,717
Commercial mortgage-backed securities	—	559,450	—	559,450
Total AFS investment securities	—	3,407,859	—	3,407,859
Other assets:
Investments held in Rabbi Trust	39,395	—	—	39,395
Derivative assets	891	128,816	—	129,707
Total assets	$40,286	$3,552,991	$—	$3,593,277
Other liabilities:
Deferred compensation liabilities	$39,395	$—	$—	$39,395
Derivative liabilities	720	170,289	—	171,009
Total liabilities	$40,115	$170,289	$—	$210,404

	2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$25,618	$—	$25,618
AFS investment securities:
State and municipal securities	—	814,887	—	814,887
Corporate debt securities	—	300,370	—	300,370
Collateralized mortgage obligations	—	788,885	—	788,885
Residential mortgage-backed securities	—	989,875	—	989,875
Commercial mortgage-backed securities	—	516,882	—	516,882
Total AFS investment securities	—	3,410,899	—	3,410,899
Other assets:
Investments held in Rabbi Trust	35,093	—	—	35,093
Derivative assets	1,682	159,939	—	161,621
Total assets	$36,775	$3,596,456	$—	$3,633,231
Other liabilities:
Deferred compensation liabilities	$35,093	$—	$—	$35,093
Derivative liabilities	1,596	252,821	—	254,417
Total liabilities	$36,689	$252,821	$—	$289,510

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale - This category includes mortgage loans held for sale that are measured at fair value. Fair values as of December 31, 2025 and 2024, were measured as the price that secondary market investors were offering for loans with similar characteristics. See "Note 1 - Summary of Significant Accounting Policies" for details related to the Corporation's election to measure assets and liabilities at fair value.

AFS investment securities - Included in this asset category are debt securities. Level 2 investment securities are valued by a third-party pricing service. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, through processes such as benchmark yield curves, benchmarking of like securities, sector groupings and matrix pricing.

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

•Corporate debt securities - These securities are classified as Level 2. This category consists of subordinated and senior debt issued by financial institutions ($207.5 million at December 31, 2025 and $293.1 million at December 31, 2024) and other corporate debt issued by non-financial institutions ($7.4 million at December 31, 2025 and $7.3 million at December 31, 2024). The fair values for corporate debt securities are determined by a third-party pricing service as detailed above.

Investments held in Rabbi Trust - This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

Derivative assets - Fair value of foreign currency exchange contracts classified as Level 1 assets ($0.9 million at December 31, 2025 and $1.7 million at December 31, 2024). The foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.6 million at December 31, 2025 and $0.8 million at December 31, 2024) and the fair value of interest rate derivatives ($128.3 million at December 31, 2025 and $159.2 million at December 31, 2024). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 11 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities - Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the Consolidated Balance Sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities - Level 1 liabilities represent the fair value of foreign currency exchange contracts ($0.7 million and $1.6 million at December 31, 2025 and 2024, respectively).

Level 2 liabilities represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.2 million at December 31, 2025 and $0.1 million at December 31, 2024) and the fair value of interest rate derivatives ($170.1 million at December 31, 2025 and $252.8 million at December 31, 2024).

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

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	2025	2024
	(dollars in thousands)
Loans, Net	$135,993	$168,668
OREO	1,365	2,621
MSRs(1)	49,861	53,972
SBA servicing asset	2,256	3,120
Total assets	$189,475	$228,381
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

•MSRs – This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the December 31, 2025 valuation were 7.0% and 8.6%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 8 - Mortgage Servicing Rights," for additional information. Changes in any of those inputs, in isolation, could result in a significantly different fair value measurement, as depicted in the table below:

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

The following table details the book values and the estimated fair values of the Corporation's financial instruments as of December 31, 2025 and 2024. A general description of the methods and assumptions used to estimate such fair values is also provided.

	2025
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS	(dollars in thousands)
Cash and cash equivalents	$1,061,609	$1,061,609	$—	$—	$1,061,609
FRB and FHLB stock	121,009	—	121,009	—	121,009
Loans held for sale	16,316	—	16,316	—	16,316
AFS investment securities	3,407,859	—	3,407,859	—	3,407,859
HTM investment securities	1,425,885	—	1,267,578	—	1,267,578
Loans, net	23,780,422	—	—	22,590,142	22,590,142
Accrued interest receivable	113,698	113,698	—	—	113,698
Other assets	721,469	556,071	132,043	53,482	741,596
FINANCIAL LIABILITIES
Demand and savings deposits	$21,739,113	$21,739,113	$—	$—	$21,739,113
Brokered deposits	855,042	80,215	774,914	—	855,129
Time deposits	3,995,252	—	3,991,203	—	3,991,203
Accrued interest payable	17,130	17,130	—	—	17,130
FHLB advances	250,000	251,991	—	—	251,991
Senior debt and subordinated debt	367,637	—	351,870	—	351,870
Other borrowings	679,738	654,238	916	—	655,154
Other liabilities	247,490	62,228	170,290	14,972	247,490

	2024
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS	(dollars in thousands)
Cash and cash equivalents	$1,063,871	$1,063,871	$—	$—	$1,063,871
FRB and FHLB stock	139,574	—	139,574	—	139,574
Loans held for sale	25,618	—	25,618	—	25,618
AFS investment securities	3,410,899	—	3,410,899	—	3,410,899
HTM investment securities	1,395,569	—	1,183,449	—	1,183,449
Loans, net	23,665,763	—	—	22,555,687	22,555,687
Accrued interest receivable	117,029	117,029	—	—	117,029
Other assets	736,502	543,251	159,939	59,713	762,903
FINANCIAL LIABILITIES
Demand and savings deposits	$21,135,478	$21,135,478	$—	$—	$21,135,478
Brokered deposits	843,857	145,056	698,647	—	843,703
Time deposits	4,150,098	—	4,154,726	—	4,154,726
Accrued interest payable	31,620	31,620	—	—	31,620
FHLB advances	850,000	851,470	—	—	851,470
Senior debt and subordinated debt	367,316	—	253,818	—	253,818
Other borrowings	564,732	544,908	901	—	545,809
Other liabilities	467,011	200,029	252,821	14,161	467,011

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

As of December 31, 2025, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

The Chief Operating Decision Maker is the Chairman, Chief Executive Officer and President who assesses performance of the segment based on net income available to common shareholders and net income available to common shareholders per share (diluted), which is reported in the Consolidated Statements of Income.

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

The measure of segment assets is reported on the Consolidated Balance Sheet.

The following table presents segment results as of December 31:

(dollars in thousands, except per-share data)
	2025	2024	2023
Interest Income
Loans, including fees	$1,395,992	$1,394,969	$1,156,373
Investment securities	187,152	136,650	101,518
Other interest income	33,730	50,577	15,345
Total Interest Income	1,616,874	1,582,196	1,273,236
Interest Expense
Deposits	514,693	521,859	292,205
Federal funds purchased	13	2,881	30,417
FHLB advances	24,535	37,793	46,965
Senior debt and subordinated debt	18,404	20,255	21,361
Other borrowings and interest-bearing liabilities	22,882	39,083	28,002
Total Interest Expense	580,527	621,871	418,950
Net Interest Income	1,036,347	960,325	854,286
Provision for credit losses	35,698	71,636	54,036
Net Interest Income After Provision for Credit Losses	1,000,649	888,689	800,250
Total Non-Interest Income	276,766	275,731	227,678
Non-Interest Expense
Salaries and employee benefits	443,546	432,821	377,417
Data processing and software	75,091	77,882	66,471
Net occupancy	68,125	69,359	58,019
Other outside services	49,902	60,586	47,724
Intangible amortization	22,462	17,830	2,944
FDIC insurance	20,178	23,829	25,565
Equipment	16,176	17,850	14,390
Marketing	9,288	8,958	9,004
Professional fees	5,493	10,857	8,392
Acquisition-related expenses	1,182	37,635	—
Other	80,386	62,184	69,281
Total Non-Interest Expense	791,829	819,791	679,207
Income Before Income Taxes	485,586	344,629	348,721
Income taxes	93,977	55,886	64,441
Net Income	391,609	288,743	284,280
Preferred stock dividends	(10,248)	(10,248)	(10,248)
Net Income Available to Common Shareholders	$381,361	$278,495	$274,032
Net income available to common shareholders per share (diluted)	$2.08	$1.57	$1.64

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

The following table presents the Corporation's commitments to extend credit and letters of credit:

	2025	2024
	(dollars in thousands)
Commercial and industrial	$4,975,873	$4,967,334
Real estate - commercial mortgage and real estate - construction	1,477,796	1,706,879
Real estate - home equity	2,256,494	2,154,382
Total commitments to extend credit	$8,710,163	$8,828,595

Standby letters of credit	$311,697	$279,309
Commercial letters of credit	29,842	48,993
Total letters of credit	$341,539	$328,302

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of December 31, 2025 and 2024, the total reserve for losses on residential mortgage loans sold was $1.4 million and $1.5 million, respectively, including reserves for both representation and warranty and credit loss exposures. In addition, included as a component of ACL for OBS credit exposures was $0.8 million and $1.2 million as of December 31, 2025 and 2024, respectively, related to additional credit exposure for potential loan repurchases.

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

NOTE 22 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

	December 31,
	2025	2024
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$223,669	$78,566
Other assets	68,786	68,375
Receivable from subsidiaries	48,166	126,430
Investments in:
Bank subsidiary	3,530,379	3,309,613
Non-bank subsidiaries	51,856	47,666
Total Assets	$3,922,856	$3,630,650
LIABILITIES AND EQUITY
Senior and subordinated debt	$367,637	$367,316
Other liabilities	64,772	66,009
Total Liabilities	432,409	433,325
Shareholders' equity	3,490,447	3,197,325
Total Liabilities and Shareholders' Equity	$3,922,856	$3,630,650

CONDENSED STATEMENTS OF INCOME

	2025	2024	2023
	(dollars in thousands)
Income:
Dividends from subsidiaries	$300,000	$75,000	$300,000
Other	1,305	2,237	794
	301,305	77,237	300,794
Expenses	47,750	42,572	37,448
Income before income taxes and equity in undistributed net income of subsidiaries	253,555	34,665	263,346
Income tax benefit	(9,171)	(9,070)	(7,861)
	262,726	43,735	271,207
Equity in undistributed net income (loss) of:
Bank subsidiaries	124,949	239,677	8,932
Non-bank subsidiaries	3,934	5,331	4,141
Net Income	391,609	288,743	284,280
Preferred stock dividends	(10,248)	(10,248)	(10,248)
Net Income Available to Common Shareholders	$381,361	$278,495	$274,032

CONDENSED STATEMENTS OF CASH FLOWS

	2025	2024	2023
	(dollars in thousands)
Cash Flows From Operating Activities:
Net Income	$391,609	$288,743	$284,280
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of issuance costs and discount of long-term debt	321	710	750
Stock-based compensation	13,326	10,516	12,540
Net change in other assets	77,854	(83,081)	(37,591)
Equity in undistributed net (income) loss of subsidiaries	(135,820)	(245,009)	(13,073)
Net change in other liabilities and payables to non-bank subsidiaries	(2,641)	(4,504)	(50,047)
Total adjustments	(46,960)	(321,368)	(87,421)
Net cash provided by (used in) operating activities	344,649	(32,625)	196,859
Cash Flows From Investing Activities	—	—	—
Cash Flows From Financing Activities:
Repayments of senior debt and subordinated debt	—	(168,778)	(5,000)
Net proceeds from issuance of common stock	7,709	270,582	3,160
Dividends paid	(141,207)	(131,698)	(115,738)
Acquisition of treasury stock	(66,048)	(30,348)	(77,056)
Net cash used in financing activities	(199,546)	(60,242)	(194,634)
Net increase (decrease) in Cash and Cash Equivalents	145,103	(92,867)	2,225
Cash and Cash Equivalents at Beginning of Year	78,566	171,433	169,208
Cash and Cash Equivalents at End of Year	$223,669	$78,566	$171,433

Management Report on Internal Control Over Financial Reporting

The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2025, the Corporation's internal control over financial reporting is effective based on those criteria.

/s/ CURTIS J. MYERS
Curtis J. Myers Chairman, Chief Executive Officer and President

/s/ RICHARD S. KRAEMER
Richard S. Kraemer Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
Fulton Financial Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Valuation of the allowance for credit losses related to loans evaluated collectively for expected credit losses

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s total allowance for credit losses on loans was $364.5 million as of December 31, 2025, a substantial portion of which related to the allowance for credit losses for loans evaluated on a collective basis. The collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans and leases that share similar risk characteristics and uses an undiscounted approach. The Company estimates the collective ACL by applying a probability of default (PD) and loss given default (LGD) to the exposure at default (EAD) at the loan level. The PD models are econometric regression models that utilize the Company’s historical credit loss experience and incorporate a reasonable and supportable economic forecast through the use of externally developed macroeconomic scenarios. After a reasonable and supportable forecast period, the forecasted PD rates revert back to a historical average PD rate. The LGD model calculates an LGD estimate for each loan pool utilizing a loss rate approach that is based on the Company’s historical charge-off experience. The EAD calculation incorporates constant pre-payment rates, and inputs related to loan level cash flows, maturity dates, and interest rates. The constant pre-payment rates utilized in the EAD calculation are sourced from a prepayment calculation that utilizes the Company’s historical loan prepayment history to develop prepayment speeds. The collective ACL also includes qualitative reserve adjustments for factors that are not fully captured in the quantitative models.

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
February 27, 2026

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

The "Management Report on Internal Control over Financial Reporting" and the "Report of Independent Registered Public Accounting Firm" may be found in "Item 8, Financial Statements and Supplementary Data" of this document.

Changes in Internal Control over Financial Reporting

There have been no changes in the Corporation's internal control over financial reporting during the Corporation's fiscal year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting as of December 31, 2025.

Item 9B. Other Information

    Except as disclosed below, none of the Corporation's directors or "officers" (as defined in Rule 16a-1(f) (17 C.F.R. § 240.16a-1(f))) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. § 229.408)) during the fiscal quarter ended December 31, 2025.

On December 12, 2025, Curtis J. Myers, Chairman of the Board, Chief Executive Officer and President of the Corporation, adopted a Rule 10b5-1 trading arrangement for the sale of up to 30,748 shares of the Corporation's common stock. The trading arrangement will expire on November 4, 2026, unless terminated sooner in accordance with its terms.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Except as furnished below, the information required to be furnished pursuant to this Item 10 is incorporated herein by reference to the Corporation’s 2026 Proxy Statement, which the Corporation intends to file with the SEC not later than 120 days after the end of the 2025 fiscal year.
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

Item 11. Executive Compensation
The information required to be furnished pursuant to this Item 11 is incorporated herein by reference to the Corporation’s 2026 Proxy Statement, which the Corporation intends to file with the SEC not later than 120 days after the end of the 2025 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be furnished pursuant to this Item 12 is incorporated herein by reference to the Corporation’s 2026 Proxy Statement, which the Corporation intends to file with the SEC not later than 120 days after the end of the 2025 fiscal year.
Incorporated by reference herein is the information appearing under the heading "Securities Authorized for Issuance under Equity Compensation Plans" within "Item 5, Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished pursuant to this Item 13 is incorporated herein by reference to the Corporation’s 2026 Proxy Statement, which the Corporation intends to file with the SEC not later than 120 days after the end of the 2025 fiscal year.

Item 14. Principal Accountant Fees and Services
Except as furnished below, the information required to be furnished pursuant to this Item 14 is incorporated herein by reference to the Corporation’s 2026 Proxy Statement, which the Corporation intends to file with the SEC not later than 120 days after the end of the 2025 fiscal year.
The Corporation's independent registered accounting firm is KPMG LLP, Philadelphia, PA.
Auditor Firm ID: 185.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
	(i)	Consolidated Balance Sheets - December 31, 2025 and 2024.
	(ii)	Consolidated Statements of Income - Years ended December 31, 2025, 2024 and 2023.
	(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2025, 2024 and 2023.
	(iii)	Consolidated Statements of Shareholders' Equity - Years ended December 31, 2025, 2024 and 2023.
	(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2025, 2024 and 2023.
	(v)	Notes to Consolidated Financial Statements.
	(vi)	Report of Independent Registered Public Accounting Firm.
2.	Financial Statement Schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
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

2.2
Agreement and Plan of Merger, dated as of November 24, 2025, by and between Fulton Financial Corporation and Blue Foundry Bancorp (Incorporated by reference to Exhibit 2.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on November 25, 2025).

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

4.4		Form of 3.250% Fixed-to-Floating Rate Subordinated Notes due 2030 (Included in Exhibit 4.4).
4.5
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

4.6		Form of 3.750% Fixed-to-Floating Rate Subordinated Notes due 2035 (Included in Exhibit 4.6).
4.7
Statement with Respect to Shares of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A of Fulton Financial Corporation, dated October 23, 2020, filed with the Pennsylvania Department of State (Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020).

4.8	Stock Certificate (Incorporated by reference as Exhibit 4.1 of Fulton Financial Corporation Registration Statement on Form S-4 filed on April 21, 2022).
4.9
Deposit Agreement, dated October 29, 2020, among Fulton Financial Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020).

4.10	Form of depositary receipt representing the Depositary Shares (Included in Exhibit 4.10).
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
10.4
Fulton Financial Corporation 2022 Amended and Restated Equity and Cash Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed May 19, 2022). *

10.5
Amended Executive Employment Agreement between Fulton Financial Corporation and Curtis J. Myers, dated January 1, 2023 (Incorporated by reference to exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed December 22, 2022). *

10.6
Amended Key Employee Change in Control Agreement between Fulton Financial Corporation and Curtis J. Myers, dated January 1, 2023 (Incorporated by reference to exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K filed December 22, 2022). *

10.7
Form of Time-Vested Restricted Stock Unit Award Agreement and Form of Performance Restricted Stock Unit Award Agreement Total Shareholder Return ("TSR") Component (Incorporated by reference to Exhibits 10.2 and 10.3, respectively, of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024). *

10.8
Form of Time-Vested Restricted Stock Unit Award Agreement, Form of Performance Restricted Stock Unit Award Agreement Total Shareholder Return ("TSR") Component and Form of Performance Restricted Stock Unit Award Agreement Profit Trigger Component (Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 respectively, of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023). *

10.9
Form of Time-Vested Restricted Stock Unit Award Agreement and Form of Performance Restricted Stock Unit Award Agreement Total Shareholder Return ("TSR") Component (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 2025) .*

10.10
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to Fulton Financial Corporation's definitive proxy statement, filed March 26, 2014). *

10.11
Amendment No. 1 to the Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.10 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019). *

10.12
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective December 1, 2015 (Incorporated by reference to Exhibit 10.12 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015). *

10.13
First Amendment effective January 1, 2019 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019). *

10.14
Second Amendment effective January 1, 2021 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2020). *

10.15
Third Amendment effective March 11, 2021 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021). *

10.16
Fourth Amendment effective July 20, 2021 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021). *

10.17
Fifth Amendment, effective January 1, 2022, to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021). *

10.18
Form of Non-Employee Director Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Quarterly Report on Form 10-Q filed for the quarterly period ended June 30, 2025) .*

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

10.22	Agreement for Purchase and Sale of Real Property dated May 10, 2024 (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on May 15, 2024).
10.27	Consulting Agreement between Angela M. Snyder and Fulton Financial Corporation dated December 15, 2025 – filed herewith. *
19	Fulton Financial Corporation Insider Trading Policy (Incorporated by reference to Exhibit 19 of the Fulton Financial Corporation Annual Report on Form 10-K for the period ended December 31, 2024).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Fulton Financial Corporation Mandatory Recovery of Compensation Policy (Incorporated by reference to Exhibit 97 of the Fulton Financial Corporation Annual Report 10-K for the year ended December 31, 2023).

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

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	February 27, 2026	By:	/S/ CURTIS J. MYERS
Curtis J. Myers, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/S/ JENNIFER CRAIGHEAD CAREY	*	Director	February 27, 2026
Jennifer Craighead Carey

/S/ ANTHONY L. COSSETTI		Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 27, 2026
Anthony L. Cossetti

/S/ LISA CRUTCHFIELD	*	Director	February 27, 2026
Lisa Crutchfield

/S/ DENISE L. DEVINE	*	Director	February 27, 2026
Denise L. Devine

/S/ RICHARD S. KRAEMER		Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Richard S. Kraemer

/S/GEORGE K. MARTIN	*	Director	February 27, 2026
George K. Martin

/S/ JAMES R. MOXLEY III	*	Director	February 27, 2026
James R. Moxley III

/S/ CURTIS J. MYERS		Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2026
Curtis J. Myers

Signature		Capacity	Date

/S/ ANTOINETTE M. PERGOLIN	*	Director	February 27, 2026
Antoinette M. Pergolin

/S/ MICHAEL F. SHIRK	*	Director	February 27, 2026
Michael F. Shirk

/S/ SCOTT A. SNYDER	*	Director	February 27, 2026
Scott A. Snyder

/S/ RONALD H. SPAIR	*	Director	February 27, 2026
Ronald H. Spair

/S/ E. PHILIP WENGER	*	Director	February 27, 2026
E. Philip Wenger

*By /S/ NATASHA R. LUDDINGTON			February 27, 2026
Natasha R. Luddington
Attorney-in-Fact