Form 10-Q
period 2026-03-31
FULTON FINANCIAL CORP
filed 2026-05-08
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value – 191,133,586 shares outstanding as of April 30, 2026.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2026

Note: Some numbers contained in the document may not sum due to rounding

GLOSSARY OF DEFINED ACRONYMS AND TERMS

2026 Repurchase Program	The authorization, commencing on January 1, 2026 and expiring on January 31, 2027, to repurchase up to $150.0 million of the Corporation's common stock; under this authorization, up to $25.0 million of the $150.0 million authorization may be used to repurchase the Corporation's preferred stock and outstanding subordinated notes
ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act of 1956, as amended
Blue Foundry	Blue Foundry Bancorp, a New Jersey bank holding company headquartered in Rutherford, New Jersey
Blue Foundry Bank	A New Jersey-chartered stock savings bank and a wholly-owned subsidiary of Blue Foundry
Blue Foundry Merger	The merger of Blue Foundry with and into the Corporation, with the Corporation continuing as the surviving corporation
Blue Foundry Merger Agreement	Agreement and Plan of Merger, dated as of November 24, 2025 between the Corporation and Blue Foundry
bp or bps	Basis point(s)
Capital Rules	Regulatory capital requirements applicable to the Corporation and Fulton Bank
Corporation, Company, we, our or us	Fulton Financial Corporation
Directors' Plan	Amended and Restated 2023 Director Equity Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Employee Equity Plan	2022 Amended and Restated Equity and Cash Incentive Compensation Plan
ESPP	Employee Stock Purchase Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
FultonFirst	Strategic initiative implemented by the Corporation
GAAP	U.S. generally accepted accounting principles
GSEs	U.S. Government-sponsored enterprises or agencies
HTM	Held to maturity
LTV	Loan-to-value
Management's Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
MSRs	Mortgage servicing rights
Net loans	Loan and lease receivables (net of unearned income)
NIM	Net interest margin
N/M	Not meaningful
OBS	Off-balance-sheet

OCI	Other comprehensive income (loss)
OREO	Other real estate owned
Parent Company	Fulton Financial Corporation individually
PD	Probability of default
Pension Plan	Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
Prudential Bancorp Merger	The acquisition by the Corporation of Prudential Bancorp, Inc. that was completed effective July 1, 2022
PSU	Performance-based restricted stock unit
RSU	Restricted stock unit
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
Subordinated Notes due 2030	The Corporation's 3.250% Fixed-to-Floating Rate Subordinated Notes due 2030
TruPS	Trust Preferred Securities

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
•risks related to the Blue Foundry Merger including, among others, (i) diversion of management’s attention from ongoing business operations and opportunities, (ii) cost savings and any revenue or expense synergies from the Blue Foundry Merger may not be fully realized or may take longer than anticipated to be realized, (iii) expenses related to the Blue Foundry Merger are greater than expected, and (iv) unanticipated challenges or delays in the integration of Blue Foundry Bank’s business into Fulton Bank’s business and/or the conversion of Blue Foundry Bank’s operating systems and customer data;
•completed and potential future acquisitions may affect costs and the Corporation may not be able to successfully integrate the acquired business or realize the anticipated benefits from such acquisitions;
•geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, military conflicts, wars and other international hostilities, which could impact business and economic conditions in the United States and abroad;
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

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share data)	March 31, 2026
	(unaudited)	December 31, 2025
ASSETS
Cash and due from banks	$311,796	$271,463
Interest-bearing deposits with other banks	751,114	790,146
Cash and Cash Equivalents	1,062,910	1,061,609
FRB and FHLB stock	119,952	121,009
Loans held for sale	11,887	16,316
Investment securities:
AFS, at estimated fair value	3,268,920	3,407,859
HTM, at amortized cost	1,593,047	1,425,885
Net loans	24,266,345	24,144,884
Less: ACL - loans	(367,489)	(364,462)
Loans, Net	23,898,856	23,780,422
Net premises and equipment	168,941	175,240
Accrued interest receivable	112,083	113,698
Goodwill and net intangible assets	607,647	612,996
Other assets	1,393,195	1,403,366
Total Assets	$32,237,438	$32,118,400
LIABILITIES
Deposits:
Noninterest-bearing	$5,334,920	$5,256,096
Interest-bearing	21,433,415	21,333,311
Total Deposits	26,768,335	26,589,407
Borrowings:
FHLB advances	200,000	250,000
Senior debt and subordinated debt	367,720	367,637
Other borrowings	684,859	679,738
Total Borrowings	1,252,579	1,297,375
Accrued interest payable	17,740	17,130
Other liabilities	693,501	724,041
Total Liabilities	28,732,155	28,627,953
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; Series A, 200,000 shares issued as of March 31, 2026 and December 31, 2025, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600,000,000 shares authorized, 247,230,455 shares issued as of March 31, 2026 and 247,130,331 shares issued as of December 31, 2025	618,076	617,826
Additional paid-in capital	1,806,510	1,803,235
Retained earnings	2,082,797	2,024,618
Accumulated other comprehensive loss	(221,887)	(198,682)
Treasury stock, at cost, 68,387,062 shares as of March 31, 2026 and 67,235,204 shares as of December 31, 2025	(973,091)	(949,428)
Total Shareholders' Equity	3,505,283	3,490,447
Total Liabilities and Shareholders' Equity	$32,237,438	$32,118,400

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per-share data)	Three months ended March 31,
	2026	2025
Interest Income
Loans, including fees	$339,023	$344,789
Investment securities	43,288	45,738
Other interest income	7,745	9,165
Total Interest Income	390,056	399,692
Interest Expense
Deposits	115,805	130,892
FHLB advances	2,340	8,020
Senior debt and subordinated debt	4,698	3,577
Other borrowings and interest-bearing liabilities	5,190	6,016
Total Interest Expense	128,033	148,505
Net Interest Income	262,023	251,187
Provision for credit losses	14,442	13,898
Net Interest Income After Provision for Credit Losses	247,581	237,289
Non-Interest Income
Wealth management	24,496	21,785
Commercial banking	22,806	21,329
Consumer banking	14,176	13,068
Mortgage banking	3,955	3,138
Other	4,408	7,914
Non-Interest Income Before Investment Securities (Losses) Gains, Net	69,841	67,234
Investment securities (losses) gains, net	—	(2)
Total Non-Interest Income	69,841	67,232
Non-Interest Expense
Salaries and employee benefits	109,917	103,526
Data processing and software	18,662	18,599
Net occupancy	18,229	18,207
Other outside services	12,750	11,837
Intangible amortization	5,349	6,269
FDIC insurance	4,249	5,597
Equipment	3,924	4,150
Marketing	2,331	2,521
Professional fees	2,239	(1,078)
Acquisition-related expenses	2,644	380
Other	20,000	19,452
Total Non-Interest Expense	200,294	189,460
Income Before Income Taxes	117,128	115,061
Income taxes	22,367	22,074
Net Income	94,761	92,987
Preferred stock dividends	(2,562)	(2,562)
Net Income Available to Common Shareholders	$92,199	$90,425

PER SHARE:
Net income available to common shareholders (basic)	$0.51	$0.50
Net income available to common shareholders (diluted)	0.51	0.49
Cash dividends	0.19	0.18
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)	Three months ended March 31,
	2026	2025

Net Income	$94,761	$92,987
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on AFS investment securities:
Net unrealized holding (losses) gains	(21,683)	9,769
Reclassification adjustment for securities net change realized in net income	—	2
Amortization of net unrealized gains on AFS investment securities transferred to HTM	1,237	1,328
Net Unrealized (Losses) Gains on AFS Investment Securities	(20,446)	11,099
Unrealized (losses) gains on interest rate derivatives used in cash flow hedges:
Net unrealized holding (losses) gains	(5,954)	1,764
Reclassification adjustment for net change realized in net income	3,300	3,515
Net Unrealized (Losses) Gains on Interest Rate Derivatives Used in Cash Flow Hedges	(2,654)	5,279
Defined benefit pension plan and postretirement benefits:
Amortization of net unrecognized pension and postretirement items	(105)	(106)
Other Comprehensive (Loss) Income, Net of Tax	(23,205)	16,272
Total Comprehensive Income	$71,556	$109,259

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital
Three months ended March 31, 2026
Balance at December 31, 2025	200	$192,878	179,895	$617,826	$1,803,235	$2,024,618	$(198,682)	$(949,428)	$3,490,447
Net income						94,761			94,761
Other comprehensive loss							(23,205)		(23,205)
Common stock issued(1)			51	128	613				741
Dividend reinvestment activity			68		395			966	1,361
Stock-based compensation awards (repurchases), net			41	122	2,267			(363)	2,026
Acquisition of treasury stock			(1,212)					(24,266)	(24,266)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.19 per share						(34,020)			(34,020)
Balance at March 31, 2026	200	$192,878	178,843	$618,076	$1,806,510	$2,082,797	$(221,887)	$(973,091)	$3,505,283

Three months ended March 31, 2025
Balance at December 31, 2024	200	$192,878	182,089	$614,866	$1,789,214	$1,775,620	$(287,819)	$(887,434)	$3,197,325
Net income						92,987			92,987
Other comprehensive income							16,272		16,272
Common stock issued(1)			35	88	536				624
Dividend reinvestment activity			65		424			904	1,328
Stock-based compensation awards (repurchases), net			46	167	1,930			(402)	1,695
Acquisition of treasury stock			(31)					(550)	(550)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.18 per share						(32,798)			(32,798)
Balance at March 31, 2025	200	$192,878	182,204	$615,121	$1,792,104	$1,833,247	$(271,547)	$(887,482)	$3,274,321

See Notes to Consolidated Financial Statements
(1) Issuance of common stock includes issuance in connection with the Corporation's ESPP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,761	$92,987
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,442	13,898
Depreciation and amortization of premises and equipment	6,786	7,222
Net amortization of investment securities premiums	190	328
Net accretion of loan discounts	(10,309)	(13,134)
Investment securities losses, net	—	2
Gain on sales of mortgage loans held for sale	(2,430)	(1,665)
Proceeds from sales of mortgage loans held for sale	115,458	101,038
Originations of mortgage loans held for sale	(108,598)	(89,720)
Amortization of intangible assets	5,349	6,269
Amortization of issuance costs and discounts on long-term borrowings	83	80
Loss (gain) on disposal of premises and equipment	989	(119)
Stock-based compensation	2,389	2,097
Net change in life insurance cash surrender value	(4,497)	(2,027)
Other changes, net	87	(116,553)
Total adjustments	19,939	(92,284)
Net cash provided by operating activities	114,700	703
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	—	14,966
Proceeds from principal repayments and maturities of AFS investment securities	223,244	84,051
Proceeds from principal repayments and maturities of HTM investment securities	35,145	19,727
Purchase of AFS investment securities	(114,157)	(252,330)
Purchase of HTM investment securities	(200,978)	(118,967)
Net change in FRB and FHLB stock	1,057	3,410
Net change in loans	(122,709)	182,888
Net purchases of premises and equipment	(1,476)	(9,356)
Settlement of bank owned life insurance	800	1,385
Proceeds from sale-leaseback transaction	—	11,323
Net change in tax credit investments	(9,105)	(11,445)
Net cash used in investing activities	(188,179)	(74,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings deposits	294,746	313,370
Net change in time deposits and brokered deposits	(115,818)	(113,831)
Net change in borrowings	(44,879)	(124,928)
Net proceeds from issuance of common stock	2,102	1,550
Dividends paid	(36,742)	(35,381)
Acquisition of treasury stock	(24,629)	(550)
Net cash provided by financing activities	74,780	40,230
Net increase (decrease) in Cash and Cash Equivalents	1,301	(33,415)
Cash and Cash Equivalents at Beginning of Period	1,061,609	1,063,871
Cash and Cash Equivalents at End of Period	$1,062,910	$1,030,456

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$127,423	$153,111
Income taxes	1,487	7,677

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The Corporation evaluates subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC for potential recognition or disclosure in the Consolidated Financial Statements.

Significant Accounting Policies

The significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements are disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these accounting policies during the three months ended March 31, 2026.

Recently Adopted Accounting Standards

In November 2024, FASB issued ASU 2024-04 Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). This update clarifies the requirements for determining whether settlement of convertible debt should be accounted for as induced conversion. The Corporation adopted ASU 2024-04 on January 1, 2026, and its adoption did not have a material impact on its Consolidated Financial Statements.

In July 2025, FASB issued ASU 2025-05 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). This update allows public companies to use a practical expedient when estimating credit losses on current receivables and current customer contracts. The Corporation adopted ASU 2025-05 on January 1, 2026, and its adoption did not have a material impact on its Consolidated Financial Statements.

In September 2025, FASB issued ASU 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). This update modernizes internal-use software guidance to adapt to the agile basis predominantly used to develop software. The Corporation adopted ASU 2025-06 on January 1, 2026, and its adoption did not have a material impact on its Consolidated Financial Statements.

In November 2025, FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"). This update more closely aligns hedge accounting and financial reporting with risk management activities. The Corporation adopted ASU 2025-09 on January 1, 2026, and its adoption did not have a material impact on its Consolidated Financial Statements.

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

Reclassifications

Certain amounts in the 2025 Consolidated Financial Statements and related notes have been reclassified to conform to the 2026 presentation.

NOTE 2 – Business Combinations

Blue Foundry Bancorp

On April 1, 2026, the Corporation completed its acquisition of Blue Foundry and Blue Foundry Bank became a wholly owned subsidiary of the Corporation. Blue Foundry Bank is expected to be merged with and into Fulton Bank in the third quarter of 2026 around the time of systems conversion.

Pursuant to the terms of the Blue Foundry Merger Agreement, each share of Blue Foundry common stock was converted into the right to receive 0.650 of a share of the Corporation's common stock, with cash paid in lieu of fractional shares. In accordance with the Blue Foundry Merger Agreement, the Corporation issued an aggregate of 12,435,551 shares of common stock on April 1, 2026.

The Corporation developed a comprehensive integration plan with respect to the Blue Foundry Merger and will expense direct costs as incurred. These direct costs totaled $2.6 million for the three months ended March 31, 2026. Costs related to the Blue Foundry Merger are included in acquisition-related expenses in the Consolidated Statements of Income.

The accounting for the business combination, including the completion of fair value assessments for assets acquired and liabilities assumed, is in the process of being finalized.

NOTE 3 – Restrictions on Cash and Cash Equivalents

Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the Consolidated Balance Sheets. The amounts of such collateral as of March 31, 2026 and December 31, 2025 were $19.1 million and $27.0 million, respectively.

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
State and municipal securities	$936,904	$52	$(138,975)	$797,981
Corporate debt securities	201,235	1,032	(5,786)	196,481
Collateralized mortgage obligations	1,020,440	6,648	(8,427)	1,018,661
Residential mortgage-backed securities	727,537	2,981	(22,858)	707,660
Commercial mortgage-backed securities	638,630	14	(90,507)	548,137
Total	$3,524,746	$10,727	$(266,553)	$3,268,920

Held to Maturity
Residential mortgage-backed securities	$543,048	$2,802	$(44,878)	$500,972
Collateralized mortgage obligations	166,041	—	(1,638)	164,403
Commercial mortgage-backed securities	883,958	—	(119,771)	764,187
Total	$1,593,047	$2,802	$(166,287)	$1,429,562

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
State and municipal securities	$951,764	$326	$(125,397)	$826,693
Corporate debt securities	219,699	1,302	(6,080)	214,921
Collateralized mortgage obligations	1,034,548	12,758	(7,228)	1,040,078
Residential mortgage-backed securities	781,966	5,891	(21,140)	766,717
Commercial mortgage-backed securities	647,375	80	(88,005)	559,450
Total	$3,635,352	$20,357	$(247,850)	$3,407,859

Held to Maturity
Residential mortgage-backed securities	$573,636	$4,978	$(44,093)	$534,521
Commercial mortgage-backed securities	852,249	—	(119,192)	733,057
Total	$1,425,885	$4,978	$(163,285)	$1,267,578

Investment securities carried at $469.8 million and $373.3 million at March 31, 2026 and December 31, 2025, respectively, were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of March 31, 2026, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because issuers may have the right to call, or borrowers may have the right to prepay, with or without call or prepayment penalties.

	March 31, 2026
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$4,876	$4,757	$—	$—
Due from one year to five years	91,665	90,829	—	—
Due from five years to ten years	214,061	207,411	—	—
Due after ten years	827,537	691,465	—	—
	1,138,139	994,462	—	—
Residential mortgage-backed securities(1)	727,537	707,660	543,048	500,972
Commercial mortgage-backed securities(1)	638,630	548,137	883,958	764,187
Collateralized mortgage obligations(1)	1,020,440	1,018,661	166,041	164,403
Total	$3,524,746	$3,268,920	$1,593,047	$1,429,562
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross realized gains and losses on the sales of securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended	(dollars in thousands)
March 31, 2026	$—	$—	$—
March 31, 2025	663	(665)	(2)

The following tables present the gross unrealized losses and estimated fair values of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2026
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale	(dollars in thousands)
State and municipal securities	35	$76,711	$(2,115)	252	$710,096	$(136,860)	$786,807	$(138,975)
Corporate debt securities	5	29,028	(248)	18	117,244	(5,538)	146,272	(5,786)
Collateralized mortgage obligations	10	194,797	(870)	72	70,818	(7,557)	265,615	(8,427)
Residential mortgage-backed securities	13	183,590	(1,299)	72	194,320	(21,559)	377,910	(22,858)
Commercial mortgage-backed securities	6	72,888	(685)	128	460,784	(89,822)	533,672	(90,507)
Total available for sale	69	$557,014	$(5,217)	542	$1,553,262	$(261,336)	$2,110,276	$(266,553)

Held to Maturity
Residential mortgage-backed securities	3	$27,987	$(287)	118	$249,899	$(44,591)	$277,886	$(44,878)
Collateralized mortgage obligations	4	164,403	(1,638)	—	—	—	164,403	(1,638)
Commercial mortgage-backed securities	1	34,452	(485)	60	729,735	(119,286)	764,187	(119,771)
Total held to maturity	8	$226,842	$(2,410)	178	$979,634	$(163,877)	$1,206,476	$(166,287)

	December 31, 2025
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(dollars in thousands)
State and municipal securities	3	$10,532	$(127)	277	$776,597	$(125,270)	$787,129	$(125,397)
Corporate debt securities	5	22,911	(329)	21	145,563	(5,751)	168,474	(6,080)
Collateralized mortgage obligations	1	19,806	(128)	72	74,446	(7,100)	94,252	(7,228)
Residential mortgage-backed securities	3	34,766	(97)	75	240,422	(21,043)	275,188	(21,140)
Commercial mortgage-backed securities	4	51,600	(155)	131	493,235	(87,850)	544,835	(88,005)
Total available for sale	16	$139,615	$(836)	576	$1,730,263	$(247,014)	$1,869,878	$(247,850)

Held to Maturity
Residential mortgage-backed securities	—	$—	$—	120	$275,497	$(44,093)	$275,497	$(44,093)
Commercial mortgage-backed securities	—	—	—	60	733,057	(119,192)	733,057	(119,192)
Total held to maturity	—	$—	$—	180	$1,008,554	$(163,285)	$1,008,554	$(163,285)

The Corporation's collateralized mortgage obligations, residential mortgage-backed securities and commercial mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. In addition, these securities have principal payments that are guaranteed by GSEs. Therefore, the Corporation did not record an ACL for these securities as of March 31, 2026 and December 31, 2025. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost.

Based on the payment status and management's evaluation of the Corporation's state and municipal securities, no ACL was required for these securities as of March 31, 2026 and December 31, 2025. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

The majority of the corporate debt securities were rated at or above investment grade as of March 31, 2026 and December 31, 2025. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of March 31, 2026 and December 31, 2025. The Corporation does not have the intent to sell, and does not believe it will more likely than not to be required to sell, any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
NOTE 5 - Loans and Allowance for Credit Losses

Loans and leases, net of unearned income

Loans and leases, net of unearned income, are summarized as follows:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Real estate - commercial mortgage	$9,985,368	$9,820,944
Commercial and industrial	4,494,031	4,539,060
Real estate - residential mortgage	6,735,338	6,669,993
Real estate - home equity	1,253,192	1,242,831
Real estate - construction	876,498	970,298
Consumer	565,041	564,349
Leases and other loans(1)	356,877	337,409
Net loans	$24,266,345	$24,144,884
(1) Includes unearned income of $41.3 million and $36.8 million as of March 31, 2026 and December 31, 2025, respectively.

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

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
ACL - loans	$367,489	$364,462

Reserve for OBS credit exposures(1)	$14,830	$14,972
(1) Included in other liabilities on the Consolidated Balance Sheets.

The following table presents the activity in the ACL - loans balances:

	Three months ended March 31,
	2026	2025
	(dollars in thousands)
Balance at beginning of period	$364,462	$379,156
Initial allowance for credit losses on purchased loans	3,351	—
Loans charged off	(18,318)	(20,034)
Recoveries of loans previously charged off	3,410	7,443
Net loans (charged off) recovered	(14,908)	(12,591)
Provision for credit losses(1) (2)	14,584	13,112
Balance at end of period	$367,489	$379,677
Provision for OBS credit exposures(1)	$(142)	$786
Reserve for OBS credit exposures	$14,830	$14,947
(1) The sum of these amounts is reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision only includes the portion related to net loans.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate Commercial Mortgage	Commercial and Industrial	Real Estate Residential Mortgage	Consumer and Real Estate - Home Equity	Real Estate Construction	Leases and other loans	Total
	(dollars in thousands)
Three months ended March 31, 2026
Balance at December 31, 2025	$157,302	$77,740	$88,961	$23,026	$10,896	$6,537	$364,462
Initial allowance for credit losses on purchased loans	2,778	494	—	—	79	—	3,351
Loans charged off	(4,102)	(10,545)	(391)	(2,164)	—	(1,116)	(18,318)
Recoveries of loans previously charged off	701	740	72	584	884	429	3,410
Net loans (charged off) recovered	(3,401)	(9,805)	(319)	(1,580)	884	(687)	(14,908)
Provision for loan losses(1) (2)	2,363	10,549	1,218	2,748	(2,506)	212	14,584
Balance at March 31, 2026	$159,042	$78,978	$89,860	$24,194	$9,353	$6,062	$367,489
Three months ended March 31, 2025
Balance at December 31, 2024	$158,181	$92,212	$81,331	$19,397	$25,140	$2,895	$379,156
Loans charged off	(12,106)	(3,865)	(343)	(2,193)	—	(1,527)	(20,034)
Recoveries of loans previously charged off	374	5,952	174	660	82	201	7,443
Net loans (charged off) recovered	(11,732)	2,087	(169)	(1,533)	82	(1,326)	(12,591)
Provision for loan and lease losses(1) (2)	15,697	2,552	1,254	1,430	(9,322)	1,501	13,112
Balance at March 31, 2025	$162,146	$96,851	$82,416	$19,294	$15,900	$3,070	$379,677
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

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of March 31, 2026 and December 31, 2025, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any.

As of March 31, 2026 and December 31, 2025, approximately 94% and 88%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months, or actual fair value based on active fully-executed letters of intent to purchase or agreements of sale.

Non-accrual Loans

The following table presents total non-accrual loans, by class segment:

	March 31, 2026			December 31, 2025
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$19,888	$39,393	$59,281	$27,437	$44,613	$72,050
Commercial and industrial	22,635	22,735	45,370	19,822	24,281	44,103
Real estate - residential mortgage	26,315	2,328	28,643	25,423	2,328	27,751
Real estate - home equity	7,307	—	7,307	7,126	—	7,126
Real estate - construction	1,406	—	1,406	1,661	—	1,661
Consumer	3	—	3	3	—	3
Leases and other loans	25	—	25	32	1,146	1,178
Total	$77,579	$64,456	$142,035	$81,504	$72,368	$153,872

As of March 31, 2026 and December 31, 2025, there were $64.5 million and $72.4 million, respectively, of non-accrual loans that did not have a specific valuation allowance within the ACL. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

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

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	March 31, 2026
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2026	2025	2024	2023	2022	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$300,242	$869,869	$807,250	$1,099,242	$1,149,326	$4,774,434	$107,601	$—	$9,107,964
Special Mention	450	15,438	12,887	26,014	63,069	202,488	760	—	321,106
Substandard or Lower	—	9,097	14,166	79,832	98,988	353,150	1,065	—	556,298
Total real estate - commercial mortgage	300,692	894,404	834,303	1,205,088	1,311,383	5,330,072	109,426	—	9,985,368
Real estate - commercial mortgage
Current period gross charge-offs	—	—	(509)	(2,507)	(485)	(601)	—	—	(4,102)
Commercial and industrial
Pass	117,066	532,389	324,364	324,401	440,768	941,550	1,364,909	6,165	4,051,612
Special Mention	678	5,127	12,686	10,695	11,337	53,713	90,629	1,445	186,310
Substandard or Lower	768	10,224	9,743	20,169	23,685	88,625	95,139	7,756	256,109
Total commercial and industrial	118,512	547,740	346,793	355,265	475,790	1,083,888	1,550,677	15,366	4,494,031
Commercial and industrial
Current period gross charge-offs	—	(60)	(25)	(692)	(207)	(1,790)	(7,771)	—	(10,545)
Real estate - construction(1)
Pass	10,038	99,982	197,642	165,261	7,942	65,103	42,734	800	589,502
Special Mention	—	555	1,455	—	21,289	2,750	8,722	—	34,771
Substandard or Lower	—	—	—	912	7,707	231	—	—	8,850
Total real estate - construction	10,038	100,537	199,097	166,173	36,938	68,084	51,456	800	633,123
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Leases and other loans
Pass	95,321	111,761	33,325	64,624	27,291	14,085	—	—	346,407
Special Mention	—	216	370	791	1,197	604	—	—	3,178
Substandard or Lower	—	640	2,635	1,846	1,824	347	—	—	7,292
Total leases and other loans	95,321	112,617	36,330	67,261	30,312	15,036	—	—	356,877
Leases and other loans
Current period gross charge-offs	(232)	(380)	(82)	(62)	(72)	(288)	—	—	(1,116)
Total
Pass	522,667	1,614,001	1,362,581	1,653,528	1,625,327	5,795,172	1,515,244	6,965	14,095,485
Special Mention	1,128	21,336	27,398	37,500	96,892	259,555	100,111	1,445	545,365
Substandard or Lower	768	19,961	26,544	102,759	132,204	442,353	96,204	7,756	828,549
Total	$524,563	$1,655,298	$1,416,523	$1,793,787	$1,854,423	$6,497,080	$1,711,559	$16,166	$15,469,399
(1) Excludes non-commercial real estate - construction.

Total criticized and classified loans decreased $83.5 million, or 5.7%, compared to December 31, 2025.

For a description of the Corporation's internal risk rating categories, see "Note 1 - Summary of Significant Accounting Policies" under the heading "Allowance for Credit Losses" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the prior period:

	December 31, 2025
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$885,851	$769,334	$1,120,033	$1,127,104	$1,185,319	$3,712,279	$76,848	$—	$8,876,768
Special Mention	9,425	19,207	42,649	52,546	116,763	171,308	787	—	412,685
Substandard or Lower	2,346	15,154	90,747	111,135	108,871	202,185	1,053	—	531,491
Total real estate - commercial mortgage	897,622	803,695	1,253,429	1,290,785	1,410,953	4,085,772	78,688	—	9,820,944
Real estate - commercial mortgage
Current period gross charge-offs	—	—	(1,315)	(20,232)	(7,990)	(6,981)	—	—	(36,518)
Commercial and industrial
Pass	559,804	340,662	351,330	449,474	205,593	766,308	1,398,989	3,092	4,075,252
Special Mention	11,490	12,287	18,377	12,305	4,354	52,719	101,311	7,179	220,022
Substandard or Lower	1,843	10,114	21,089	19,238	8,898	73,671	104,498	4,435	243,786
Total commercial and industrial	573,137	363,063	390,796	481,017	218,845	892,698	1,604,798	14,706	4,539,060
Commercial and industrial
Current period gross charge-offs	(75)	(3,317)	(4,822)	(4,936)	(2,410)	(4,449)	(778)	—	(20,787)
Real estate - construction(1)
Pass	100,320	236,045	190,065	40,427	24,082	46,156	50,902	—	687,997
Special Mention	555	1,196	—	21,286	3,381	2,750	1,248	—	30,416
Substandard or Lower	—	—	916	7,718	256	243	9	—	9,142
Total real estate - construction	100,875	237,241	190,981	69,431	27,719	49,149	52,159	—	727,555
Real estate - construction(1)
Current period gross charge-offs	—	—	—	(5,286)	—	(100)	—	—	(5,386)
Leases and other loans
Pass	174,718	35,955	70,152	29,832	8,185	8,665	—	—	327,507
Special Mention	432	459	430	1,305	460	329	—	—	3,415
Substandard or Lower	185	2,080	955	3,034	196	37	—	—	6,487
Total leases and other loans	175,335	38,494	71,537	34,171	8,841	9,031	—	—	337,409
Leases and other loans
Current period gross charge-offs	(2,092)	(1,153)	(506)	(289)	(244)	(1,353)	—	—	(5,637)
Total
Pass	1,720,693	1,381,996	1,731,580	1,646,837	1,423,179	4,533,408	1,526,739	3,092	13,967,524
Special Mention	21,902	33,149	61,456	87,442	124,958	227,106	103,346	7,179	666,538
Substandard or Lower	4,374	27,348	113,707	141,125	118,221	276,136	105,560	4,435	790,906
Total	$1,746,969	$1,442,493	$1,906,743	$1,875,404	$1,666,358	$5,036,650	$1,735,645	$14,706	$15,424,968
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

	March 31, 2026
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2026	2025	2024	2023	2022	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$161,733	$754,156	$517,348	$640,928	$1,390,645	$3,222,702	$—	$—	$6,687,512
Non-performing	—	72	1,132	2,844	10,752	33,026	—	—	47,826
Total real estate - residential mortgage	161,733	754,228	518,480	643,772	1,401,397	3,255,728	—	—	6,735,338
Real estate - residential mortgage
Current period gross charge-offs	—	—	(24)	(84)	(199)	(84)	—	—	(391)
Consumer and real estate - home equity
Performing	253,681	13,692	23,042	66,983	127,457	255,098	1,058,095	7,846	1,805,894
Non-performing	—	220	629	297	1,050	6,433	2,632	1,078	12,339
Total consumer and real estate - home equity	253,681	13,912	23,671	67,280	128,507	261,531	1,060,727	8,924	1,818,233
Consumer and real estate - home equity
Current period gross charge-offs	—	(74)	(111)	(292)	(165)	(1,425)	(97)	—	(2,164)
Construction - residential
Performing	31,261	163,726	44,421	959	8	—	—	—	240,375
Non-performing	—	—	1,436	—	1,564	—	—	—	3,000
Total construction - residential	31,261	163,726	45,857	959	1,572	—	—	—	243,375
Construction - residential
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	446,675	931,574	584,811	708,870	1,518,110	3,477,800	1,058,095	7,846	8,733,781
Non-performing	—	292	3,197	3,141	13,366	39,459	2,632	1,078	63,165
Total	$446,675	$931,866	$588,008	$712,011	$1,531,476	$3,517,259	$1,060,727	$8,924	$8,796,946

	December 31, 2025
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$724,505	$536,668	$662,479	$1,412,885	$1,603,854	$1,684,033	$—	$—	$6,624,424
Non-performing	134	645	2,102	9,752	4,961	27,975	—	—	45,569
Total real estate - residential mortgage	724,639	537,313	664,581	1,422,637	1,608,815	1,712,008	—	—	6,669,993
Real estate - residential mortgage
Current period gross charge-offs	—	(19)	(201)	(294)	(161)	(378)	—	—	(1,053)
Consumer and real estate - home equity
Performing	231,952	23,963	74,129	140,759	43,561	201,571	1,042,448	36,924	1,795,307
Non-performing	97	84	143	409	568	4,992	2,497	3,083	11,873
Total consumer and real estate - home equity	232,049	24,047	74,272	141,168	44,129	206,563	1,044,945	40,007	1,807,180
Consumer and real estate - home equity
Current period gross charge-offs	(215)	(262)	(998)	(1,556)	(708)	(4,505)	(573)	—	(8,817)
Construction - residential
Performing	164,473	72,583	1,395	2,280	—	—	—	—	240,731
Non-performing	—	606	—	1,406	—	—	—	—	2,012
Total construction - residential	164,473	73,189	1,395	3,686	—	—	—	—	242,743
Construction - residential
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	1,120,930	633,214	738,003	1,555,924	1,647,415	1,885,604	1,042,448	36,924	8,660,462
Non-performing	231	1,335	2,245	11,567	5,529	32,967	2,497	3,083	59,454
Total	$1,121,161	$634,549	$740,248	$1,567,491	$1,652,944	$1,918,571	$1,044,945	$40,007	$8,719,916

The following table presents non-performing assets:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Non-accrual loans	$142,035	$153,872
Loans 90 days or more past due and still accruing	33,816	29,924
Total non-performing loans	175,851	183,796
OREO(1)	1,648	1,365
Total non-performing assets	$177,499	$185,161
(1) Excludes $19.0 million and $19.1 million of residential mortgage properties for which formal foreclosure proceedings were in process as of March 31, 2026 and December 31, 2025, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
March 31, 2026
Real estate - commercial mortgage	$22,488	$23,587	$5,609	$59,281	$9,874,403	$9,985,368
Commercial and industrial	9,940	7,544	2,389	45,370	4,428,788	4,494,031
Real estate - residential mortgage	42,516	10,604	19,183	28,643	6,634,392	6,735,338
Real estate - home equity	12,290	1,694	4,160	7,307	1,227,741	1,253,192
Real estate - construction	8,051	2,656	1,594	1,406	862,791	876,498
Consumer	4,728	1,627	869	3	557,814	565,041
Leases and other loans(1)	110	132	12	25	356,598	356,877
Total	$100,123	$47,844	$33,816	$142,035	$23,942,527	$24,266,345
(1) Includes unearned income.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
December 31, 2025
Real estate - commercial mortgage	$19,762	$17,757	$2,931	$72,050	$9,708,444	$9,820,944
Commercial and industrial	5,023	4,563	3,653	44,103	4,481,718	4,539,060
Real estate - residential mortgage	48,246	7,912	17,818	27,751	6,568,266	6,669,993
Real estate - home equity	15,646	1,417	3,958	7,126	1,214,684	1,242,831
Real estate - construction	3,698	2,555	606	1,661	961,778	970,298
Consumer	6,334	1,604	788	3	555,620	564,349
Leases and other loans(1)	160	193	170	1,178	335,708	337,409
Total	$98,869	$36,001	$29,924	$153,872	$23,826,218	$24,144,884
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

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Term Extension
	2026		2025
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended March 31
Real estate - commercial mortgage	$47	—%	$111	—%
Commercial and industrial	1,179	0.03	3,937	0.09
Real estate - residential mortgage	2,226	0.03	2,400	0.04
Real estate - home equity	—	—	467	0.04
Total	$3,452		$6,915

	Interest Rate Reduction
	2026		2025
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended March 31
Real estate - residential mortgage	$560	0.01%	$—	—%

	Interest Rate Reduction and Term Extension
	2026		2025
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended March 31
Real estate - residential mortgage	$1,608	0.02%	$1,389	0.02%

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Financial Effect
Three months ended March 31, 2026
Real estate - commercial mortgage	Added a weighted-average 0.67 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.99 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 6.63 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Three months ended March 31, 2025
Real estate - commercial mortgage	Added a weighted-average 1.00 year to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.92 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.78 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 9.27 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Interest Rate Reduction
Financial Effect
Three months ended March 31, 2026
Real estate - residential mortgage	Reduced weighted-average interest rate from 3.18% to 1.55%

Three months ended March 31, 2025
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.27% to 2.27%

During the three months ended March 31, 2026 and 2025, there were no loans modified due to financial difficulty where there was a principal balance forgiveness.

The following table presents the performance of loans that have been modified due to financial difficulty in the previous 12 months:

		30-89	90+		Total
		Days Past	Past Due	Non-	Past
	Current	Due	and Accruing	Accrual	Due
March 31, 2026	(dollars in thousands)
Real estate - commercial mortgage	$69,170	$2,662	$—	$579	$3,241
Commercial and industrial	19,724	5,465	946	2,969	9,380
Real estate - residential mortgage	4,548	442	341	3,704	4,487
Real estate - home equity	—	—	36	—	36
Real estate - construction	10,898	19,429	—	—	19,429
Total	$104,340	$27,998	$1,323	$7,252	$36,573

There were no commitments to lend additional funds to borrowers with loan modifications as a result of financial difficulty as of March 31, 2026.

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the Consolidated Balance Sheets, with adjustments to the carrying value included in mortgage banking income on the Consolidated Statements of Income:

	Three months ended March 31,
	2026	2025
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$29,734	$30,691
Originations of MSRs	1,544	701
Amortization	(1,110)	(1,094)
Balance at end of period	$30,168	$30,298

Estimated fair value of MSRs at end of period	$52,856	$51,277

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.1 billion and $4.0 billion as of March 31, 2026 and December 31, 2025, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $52.9 million and $49.9 million as of March 31, 2026 and December 31, 2025, respectively. Based on its fair value analysis as of March 31, 2026, the Corporation determined that no valuation allowance was required as of March 31, 2026.

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

For additional information on our derivative accounting policies see "Note 1 - Summary of Significant Accounting Policies" under the heading "Derivative Financial Instruments" in our Annual Report on Form 10-K for the year ended December 31, 2025.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2026		December 31, 2025
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$210,392	$653	$203,580	$563
Negative fair values	8,216	(54)	926	(6)
Forward Commitments
Positive fair values	55,750	532	—	—
Negative fair values	—	—	71,207	(156)
Interest Rate Derivatives with Customers(1)
Positive fair values	1,985,186	27,847	2,118,722	39,236
Negative fair values	2,878,969	(135,642)	2,747,758	(130,521)
Interest Rate Derivatives with Dealer Counterparties
Positive fair values	2,878,969	81,674	2,747,758	77,528
Negative fair values	1,985,186	(28,213)	2,118,722	(39,606)
Interest Rate Derivatives used in Cash Flow Hedges
Positive fair values	2,700,000	6,048	2,950,000	11,489
Negative fair values	450,000	(1,425)	—	—
Foreign Exchange Contracts with Customers
Positive fair values	12,704	166	1,239	8
Negative fair values	7,879	(438)	13,007	(714)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	11,000	346	14,424	883
Negative fair values	11,264	(89)	1,870	(6)
(1) Fair values are net of a valuation allowance of $366 thousand as of March 31, 2026 and December 31, 2025.

The following table presents the effect of cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)
Three months ended March 31, 2026
Interest Rate Products	$(7,132)	$(7,132)	$—	Interest Income	$(3,721)	$(3,721)	$—
Interest Rate Products	—	—	—	Interest Expense	(232)	(232)	—
Total	$(7,132)	$(7,132)	$—		$(3,953)	$(3,953)	$—
Three months ended March 31, 2025
Interest Rate Products	$3,541	$3,541	$—	Interest Income	$(4,491)	$(4,491)	$—
Interest Rate Products	(1,260)	(1,260)	—	Interest Expense	(53)	(53)	—
Total	$2,281	$2,281	$—		$(4,544)	$(4,544)	$—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement:

	Consolidated Statements of Income Classification
	2026		2025
	Interest Income	Interest Expense	Interest Income	Interest Expense
	(dollars in thousands)
Three months ended March 31
Total amounts of income line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$(3,721)	$(232)	$(4,491)	$(53)
The effects of fair value and cash flow hedging:
Amount of loss reclassified from AOCI into income	(3,721)	(232)	(4,491)	(53)
Interest rate derivatives:
Amount of (loss) gain reclassified from AOCI into income as a result of a forecasted transaction that is no longer probable of occurring	—	—	—	—
Amount of loss reclassified from AOCI into income - included component	(3,721)	(232)	(4,491)	(53)
Amount of (loss) gain reclassified from AOCI into income - excluded component	—	—	—	—

During the next twelve months, the Corporation estimates that an additional $4.4 million will be reclassified as a decrease to net interest income.

The following table presents the fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended March 31,
		2026	2025
		(dollars in thousands)
Mortgage banking derivatives(1)	Mortgage banking income	$730	$802
Interest rate derivatives	Other income	(38)	149
Foreign exchange contracts	Other income	(186)	170
Net fair value gains (losses) on derivative financial instruments		$506	$1,121
(1) Includes interest rate locks with customers and forward commitments.

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents mortgage loans held for sale and the impact of the fair value election on the Consolidated Financial Statements:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Amortized cost(1)	$11,824	$16,005
Fair value	11,887	16,316
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Losses and gains related to changes in fair values of mortgage loans held for sale were a loss of $0.2 million for the three months ended March 31, 2026 compared to a gain of $25.7 thousand for the three months ended March 31, 2025. Gains and losses are recorded on the Consolidated Statements of Income as adjustments to mortgage banking income.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral(2)	Amount
	(dollars in thousands)
March 31, 2026
Interest rate derivative assets	$115,569	$(16,046)	$—	$99,523
Foreign exchange derivative assets with correspondent banks	346	(346)	—	—
Total	$115,915	$(16,392)	$—	$99,523

Interest rate derivative liabilities	$165,280	$(20,669)	$(54,723)	$89,888
Foreign exchange derivative liabilities with correspondent banks	89	(346)	—	(257)
Total	$165,369	$(21,015)	$(54,723)	$89,631

December 31, 2025
Interest rate derivative assets	$128,253	$(18,829)	$—	$109,424
Foreign exchange derivative assets with correspondent banks	883	(883)	—	—
Total	$129,136	$(19,712)	$—	$109,424

Interest rate derivative liabilities	$170,127	$(30,318)	$(54,200)	$85,609
Foreign exchange derivative liabilities with correspondent banks	6	(883)	—	(877)
Total	$170,133	$(31,201)	$(54,200)	$84,732
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

Cash Flow Hedge Terminations

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI are recognized as a reduction to interest income, including fees, when the previously forecasted hedged item affects earnings in future periods. During the three months ended March 31, 2026, $3.2 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income. During the year ended December 31, 2025, $13.0 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income.

NOTE 8 – Accumulated Other Comprehensive Loss

The following table presents the components of OCI:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(dollars in thousands)
Three months ended March 31, 2026
Net unrealized losses on investment securities	$(28,333)	$6,650	$(21,683)
Amortization of net unrealized gains on AFS investment securities transferred to HTM(1)	1,616	(379)	1,237
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	(7,132)	1,178	(5,954)
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	3,953	(653)	3,300
Amortization of net unrecognized pension and postretirement items(2)	(137)	32	(105)
Total Other Comprehensive Loss	$(30,033)	$6,828	$(23,205)

Three months ended March 31, 2025
Net unrealized gains on investment securities	$12,630	$(2,861)	$9,769
Reclassification adjustment for securities net change included in net income(3)	2	—	2
Amortization of net unrealized gains on AFS investment securities transferred to HTM(1)	1,716	(388)	1,328
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	2,281	(517)	1,764
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	4,544	(1,029)	3,515
Amortization of net unrecognized pension and postretirement items(2)	(136)	30	(106)
Total Other Comprehensive Income	$21,037	$(4,765)	$16,272
(1) Amounts reclassified out of AOCI. Before-tax amounts included in "Interest Income" on the Consolidated Statements of Income.
(2) Amounts reclassified out of AOCI. Before-tax amounts included in "Salaries and employee benefits" on the Consolidated Statements of Income.
(3) Amounts reclassified out of AOCI. Before-tax amounts included in "Investment securities (losses) gains, net" on the Consolidated Statements of Income.

The following table presents changes in each component of AOCI, net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Three months ended March 31, 2026
Balance at December 31, 2025	$(205,701)	$395	$6,624	$(198,682)
OCI before reclassifications	(21,683)	(5,954)	—	(27,637)
Amounts reclassified from AOCI	—	3,300	(105)	3,195
Amortization of net unrealized gains on AFS investment securities transferred to HTM	1,237	—	—	1,237
Balance at March 31, 2026	$(226,147)	$(2,259)	$6,519	$(221,887)

Three months ended March 31, 2025
Balance at December 31, 2024	$(275,989)	$(16,052)	$4,222	$(287,819)
OCI before reclassifications	9,769	1,764	—	11,533
Amounts reclassified from AOCI	2	3,515	(106)	3,411
Amortization of net unrealized gains on AFS investment securities transferred to HTM	1,328	—	—	1,328
Balance at March 31, 2025	$(264,890)	$(10,773)	$4,116	$(271,547)

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$11,887	$—	$11,887
AFS investment securities:
State and municipal securities	—	797,981	—	797,981
Corporate debt securities	—	196,481	—	196,481
Collateralized mortgage obligations	—	1,018,661	—	1,018,661
Residential mortgage-backed securities	—	707,660	—	707,660
Commercial mortgage-backed securities	—	548,137	—	548,137
Total AFS investment securities	—	3,268,920	—	3,268,920
Other assets:
Investments held in Rabbi Trust	39,697	—	—	39,697
Derivative assets	512	116,754	—	117,266
Total assets	$40,209	$3,397,561	$—	$3,437,770
Other liabilities:
Deferred compensation liabilities	$39,697	$—	$—	$39,697
Derivative liabilities	527	165,334	—	165,861
Total liabilities	$40,224	$165,334	$—	$205,558

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$16,316	$—	$16,316
AFS investment securities:
State and municipal securities	—	826,693	—	826,693
Corporate debt securities	—	214,921	—	214,921
Collateralized mortgage obligations	—	1,040,078	—	1,040,078
Residential mortgage-backed securities	—	766,717	—	766,717
Commercial mortgage-backed securities	—	559,450	—	559,450
Total AFS investment securities	—	3,407,859	—	3,407,859
Other assets:
Investments held in Rabbi Trust	39,395	—	—	39,395
Derivative assets	891	128,816	—	129,707
Total assets	$40,286	$3,552,991	$—	$3,593,277
Other liabilities:
Deferred compensation liabilities	$39,395	$—	$—	$39,395
Derivative liabilities	720	170,289	—	171,009
Total liabilities	$40,115	$170,289	$—	$210,404

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of March 31, 2026 and December 31, 2025 were measured at the price that secondary market investors were offering for loans with similar characteristics.

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

•Corporate debt securities – These securities are classified as Level 2. This category consists of subordinated debt and senior debt issued by financial institutions ($189.1 million at March 31, 2026 and $207.5 million at December 31, 2025) and other corporate debt issued by non-financial institutions ($7.4 million at March 31, 2026 and December 31, 2025). The fair values for these corporate debt securities are determined by a third-party pricing service as detailed above.

Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

Derivative assets – Fair value of foreign currency exchange contracts are classified as Level 1 assets ($0.5 million and $0.9 million at March 31, 2026 and December 31, 2025, respectively). The foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.2 million and $0.6 million at March 31, 2026 and December 31, 2025, respectively) and the fair value of interest rate derivatives ($115.6 million at March 31, 2026 and $128.3 million at December 31, 2025). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 7 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans are classified as Level 1 liabilities and are included in other liabilities on the Consolidated Balance Sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities represent the fair value of foreign currency exchange contracts ($0.5 million and $0.7 million at March 31, 2026 and December 31, 2025, respectively).

Level 2 liabilities represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.1 million at March 31, 2026 and $0.2 million at December 31, 2025) and the fair value of interest rate derivatives ($165.3 million at March 31, 2026 and $170.1 million at December 31, 2025).

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

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Loans, Net	$123,331	$135,993
OREO	1,648	1,365
MSRs(1)	52,856	49,861
SBA servicing asset	2,141	2,256
Total assets	$179,976	$189,475
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

•MSRs – This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the March 31, 2026 valuation were 7.7% and 8.6%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 6 - Mortgage Servicing Rights," for additional information.

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

The following tables detail the book values and the estimated fair values of the Corporation's financial instruments:

	March 31, 2026
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,062,910	$1,062,910	$—	$—	$1,062,910
FRB and FHLB stock	119,952	—	119,952	—	119,952
Loans held for sale	11,887	—	11,887	—	11,887
AFS investment securities	3,268,920	—	3,268,920	—	3,268,920
HTM investment securities	1,593,047	—	1,429,562	—	1,429,562
Loans, net	23,898,856	—	—	22,724,276	22,724,276
Accrued interest receivable	112,083	112,083	—	—	112,083
Other assets	711,520	558,116	119,448	56,644	734,208
FINANCIAL LIABILITIES
Demand and savings deposits	$22,033,859	$22,033,859	$—	$—	$22,033,859
Brokered deposits	715,850	75,019	640,210	—	715,229
Time deposits	4,018,626	—	4,016,278	—	4,016,278
Accrued interest payable	17,740	17,740	—	—	17,740
FHLB advances	200,000	201,208	—	—	201,208
Senior debt and subordinated debt	367,720	—	349,212	—	349,212
Other borrowings	684,859	654,274	776	—	655,050
Other liabilities	241,449	61,817	164,802	14,830	241,449

	December 31, 2025
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,061,609	$1,061,609	$—	$—	$1,061,609
FRB and FHLB stock	121,009	—	121,009	—	121,009
Loans held for sale	16,316	—	16,316	—	16,316
AFS investment securities	3,407,859	—	3,407,859	—	3,407,859
HTM investment securities	1,425,885	—	1,267,578	—	1,267,578
Loans, net	23,780,422	—	—	22,590,142	22,590,142
Accrued interest receivable	113,698	113,698	—	—	113,698
Other assets	721,469	556,071	132,043	53,482	741,596
FINANCIAL LIABILITIES
Demand and savings deposits	$21,739,113	$21,739,113	$—	$—	$21,739,113
Brokered deposits	855,042	80,215	774,914	—	855,129
Time deposits	3,995,252	—	3,991,203	—	3,991,203
Accrued interest payable	17,130	17,130	—	—	17,130
FHLB advances	250,000	251,991	—	—	251,991
Senior debt and subordinated debt	367,637	—	351,870	—	351,870
Other borrowings	679,738	654,238	916	—	655,154
Other liabilities	247,490	62,228	170,290	14,972	247,490

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

As of March 31, 2026, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended March 31,
	2026	2025
Weighted average shares outstanding (basic)	179,720	182,179
Impact of common stock equivalents	1,935	1,898
Weighted average shares outstanding (diluted)	181,655	184,077
Per share:
Basic	$0.51	$0.50
Diluted	0.51	0.49

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

As of March 31, 2026, the Employee Equity Plan had approximately 3.1 million shares reserved for future grants through 2032, and the Directors' Plan had approximately 253 thousand shares reserved for future grants through 2033.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the Consolidated Statements of Income:

	Three months ended March 31,
	2026	2025
	(dollars in thousands)
Compensation expense	$2,295	$1,932
Tax benefit	(510)	(431)
Total stock-based compensation, net of tax	$1,785	$1,501

NOTE 12 – Employee Benefit Plans

The Corporation's 401(k) Retirement Plan is a defined contribution plan under which eligible employees may defer a portion of their pre-tax covered compensation on an annual basis, with employer matches of up to 5% of employee compensation. Employee and employer contributions are 100% vested. Expense related to the 401(k) Retirement Plan for the three months ended March 31, 2026 and 2025 was $3.8 million and $3.4 million, respectively.

The net periodic pension cost for the Pension Plan consisted of the following components:

	Three months ended March 31,
	2026	2025
	(dollars in thousands)
Interest cost	$729	$768
Expected return on plan assets	(1,042)	(978)
Net periodic pension cost	$(313)	$(210)

The net periodic benefit for the Postretirement Plan consisted of the following components:

	Three months ended March 31,
	2026	2025
	(dollars in thousands)
Interest cost	$7	$9
Net accretion and deferral	(137)	(136)
Net periodic postretirement benefit	$(130)	$(127)

In connection with the Prudential Bancorp Merger, the Corporation assumed the obligations of a multiemployer defined benefit pension plan that had previously been closed to new participants.

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

The accounting policies of the segment are the same as those described in "Note 1 – Summary of Significant Accounting Policies" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table presents the Corporation's commitments to extend credit and letters of credit:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Commitments to extend credit	$8,797,881	$8,710,163
Standby letters of credit	298,857	311,697
Commercial letters of credit	30,194	29,842

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of March 31, 2026 and December 31, 2025, the total reserve for losses on residential mortgage loans sold was $1.5 million and $1.4 million, respectively, including reserves for both representation and warranty and credit loss exposures. In addition, included as a component of ACL - OBS credit exposures, was $0.4 million and $0.8 million, as of March 31, 2026 and December 31, 2025, respectively, related to additional credit exposures for potential loan repurchases.

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

NOTE 15 - Subsequent Event

In May 2026, the Corporation issued $300.0 million of subordinated notes due May 15, 2036 with a fixed-to-floating rate of 5.95% and an effective rate of 6.27%, due to issuance costs. The subordinated notes convert to a floating rate based on three-month term SOFR, plus 217 bps on May 15, 2031.

Net proceeds from the issuance, after underwriting discounts and offering expenses, were approximately $296.0 million and are expected to be used to repay $195.0 million aggregate principal amount of the Corporation's outstanding Subordinated Notes due 2030, plus accrued interest, and for general corporate purposes.

The issuance of these subordinated notes occurred after the balance sheet date, and accordingly, has not been reflected in the accompanying Consolidated Financial Statements.

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

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	Three months ended March 31,
	2026	2025
	(dollars in thousands, except per share data)
Net income	$94,761	$92,987
Net income available to common shareholders	92,199	90,425
Net income available to common shareholders per share (diluted)	0.51	0.49
Operating net income available to common shareholders per share(1)	0.55	0.52
Return on average assets, annualized	1.20%	1.18%
Operating return on average assets, annualized(1)	1.30%	1.25%
Return on average common shareholders' equity, annualized	11.16%	11.98%
Operating return on average common shareholders' equity (tangible), annualized(1)	14.76%	15.95%
Net interest margin(2)	3.58%	3.43%
Efficiency ratio(1)	56.7%	56.7%
Non-performing assets to total assets	0.55%	0.62%
Net charge-offs to average loans, annualized	0.25%	0.21%
(1) Represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the "Supplemental Reporting of Non-GAAP Based Financial Measures" section of Management's Discussion.
(2) Presented on a FTE basis using a 21% federal tax rate and statutory interest expense disallowances.

Blue Foundry Bancorp

On April 1, 2026, the Corporation completed its acquisition of Blue Foundry and Blue Foundry Bank became a wholly owned subsidiary of the Corporation. Blue Foundry Bank is expected to be merged with and into Fulton Bank in the third quarter of 2026.

See "Note 2 - Business Combinations" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

Financial Highlights

Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $92.2 million for the three months ended March 31, 2026, a $1.8 million increase compared to $90.4 million for the same period in 2025. Net income available to common shareholders per diluted share was $0.51 for the three months ended March 31, 2026, a $0.02 increase compared to the same period in 2025.

Three Months Ended March 31, 2026 Results were Impacted by the Following Items:

•NIM of 3.58%, a 15 bps increase compared to 3.43% for the same period in 2025.

•Net interest income of $262.0 million, a $10.8 million increase compared to $251.2 million for the same period in 2025.

•Provision for credit losses of $14.4 million resulting in an ACL attributable to net loans of $367.5 million, or 1.51% of total net loans as of March 31, 2026.

•Non-interest income of $69.8 million, a $2.6 million increase compared to $67.2 million for the same period in 2025.

•Non-interest expense of $200.3 million, a $10.8 million increase compared to $189.5 million for the same period in 2025.

•During the three months ended March 31, 2026, 1,212,650 shares of the Corporation's common stock were repurchased under the 2026 Repurchase Program at a cost of $24.5 million or an average of $20.21 per share.

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

The Corporation's critical accounting policies are described in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	Three months ended March 31,
	2026	2025
	(dollars in thousands, except per share data and share data)
Operating net income available to common shareholders
Net income available to common shareholders	$92,199	$90,425
Less: Other	—	(122)
Plus: Core deposit intangible amortization	5,255	6,155
Plus: Acquisition-related expense	2,644	380
Plus: FultonFirst implementation and asset disposals	1,556	(47)
Less: Tax impact of adjustments	(1,985)	(1,337)
Operating net income available to common shareholders (numerator)	$99,669	$95,454

Weighted average shares (diluted) (denominator)	181,655	184,077

Operating net income available to common shareholders, per share (diluted)	$0.55	$0.52

Operating return on average assets
Net income	$94,761	$92,987
Less: Other	—	(122)
Plus: Core deposit intangible amortization	5,255	6,155
Plus: Acquisition-related expense	2,644	380
Plus: FultonFirst implementation and asset disposals	1,556	(47)
Less: Tax impact of adjustments	(1,985)	(1,337)
Operating net income (numerator)	$102,231	$98,016

Total average assets	$31,999,228	$31,971,601
Less: Average net core deposit intangible	(54,629)	(77,039)
Total operating average assets (denominator)	$31,944,599	$31,894,562

Operating return on average assets(1)	1.30%	1.25%

	Three months ended March 31,
	2026	2025
	(dollars in thousands, except per share data and share data)
Operating return on average common shareholders' equity (tangible)
Net income available to common shareholders	$92,199	$90,425
Less: Other	—	(122)
Plus: Intangible amortization	5,349	6,269
Plus: Acquisition-related expense	2,644	380
Plus: FultonFirst implementation and asset disposals	1,556	(47)
Less: Tax impact of adjustments	(2,005)	(1,361)
Adjusted net income available to common shareholders (numerator)	$99,743	$95,544

Average shareholders' equity	$3,543,911	$3,254,125
Less: Average preferred stock	(192,878)	(192,878)
Less: Average goodwill and intangible assets	(610,262)	(632,254)
Average tangible common shareholders' equity (denominator)	$2,740,771	$2,428,993
Operating return on average common shareholders' equity (tangible)(1)	14.76%	15.95%

Efficiency ratio
Non-interest expense	$200,294	$189,460
Less: Acquisition-related expense	(2,644)	(380)
Less: Intangible amortization	(5,349)	(6,269)
Less: FultonFirst implementation and asset disposals	(1,556)	47
Operating non-interest expense (numerator)	$190,745	$182,858

Net interest income	$262,023	$251,187
Tax equivalent adjustment	4,303	4,340
Plus: Total non-interest income	69,841	67,232
Less: Other revenue	—	(122)
Plus: Investment securities losses (gains), net	—	2
Total revenue (denominator)	$336,167	$322,639
Efficiency ratio	56.7%	56.7%
(1) Results are annualized.

RESULTS OF OPERATIONS

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Net Interest Income

FTE net interest income was $266.3 million for the three months ended March 31, 2026, an increase of $10.8 million, compared to $255.5 million for the same period in 2025. For the three months ended March 31, 2026, NIM increased to 3.58%, or 15 bps, compared to the same period in 2025. The Corporation manages the risk associated with changes in interest rates through the techniques described within Part 1, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for the three months ended March 31, 2026 compared to the same period in 2025. Interest income and yields are presented on an FTE basis using a 21% federal tax rate as well as statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Three months ended March 31,
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(1)	$24,225,655	$341,843	5.70%	$24,006,863	$347,626	5.86%
Investment securities(2)	5,001,079	44,771	3.58	5,199,000	47,242	3.63
Other interest-earning assets	773,171	7,745	4.05	793,126	9,164	4.67
Total interest-earning assets	29,999,905	394,359	5.31	29,998,989	404,032	5.44
Noninterest-earning assets:
Cash and due from banks	300,074			301,897
Premises and equipment	173,203			191,248
Other assets	1,896,687			1,864,996
Less: ACL - loans(3)	(370,641)			(385,529)
Total Assets	$31,999,228			$31,971,601
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,774,121	$29,036	1.51%	$7,753,586	$34,189	1.79%
Savings and money market deposits	8,684,478	44,663	2.09	7,971,728	45,101	2.29
Brokered deposits	856,823	8,210	3.89	904,722	10,038	4.50
Time deposits	4,015,644	33,896	3.42	4,127,784	41,564	4.08
Total interest-bearing deposits	21,331,066	115,805	2.20	20,757,820	130,892	2.56
Borrowings and other interest-bearing liabilities	1,359,113	12,228	3.65	1,754,900	17,613	4.07
Total interest-bearing liabilities	22,690,179	128,033	2.29	22,512,720	148,505	2.67
Noninterest-bearing liabilities:
Demand deposits	5,120,028			5,412,063
Other liabilities	645,110			792,693
Total Liabilities	28,455,317			28,717,476
Total deposits	26,451,094		1.78%	26,169,883		2.03%
Total interest-bearing liabilities and non-interest bearing deposits (cost of funds)	27,810,207		1.87%	27,924,783		2.15%
Shareholders’ equity	3,543,911			3,254,125
Total Liabilities and Shareholders’ Equity	$31,999,228			$31,971,601
Net interest income/net interest margin (FTE)		266,326	3.58%		255,527	3.43%
Tax equivalent adjustment		(4,303)			(4,340)
Net interest income		$262,023			$251,187

(1) Average balance includes non-performing loans and loan fees.
(2) Average balances include amortized historical cost for AFS investment securities; the related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the three months ended March 31, 2026 compared to the same period in 2025:

	2026 versus 2025 Increase (decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE Interest income on:
Net loans(1)	$3,293	$(9,076)	$(5,783)
Investment securities	(1,814)	(657)	(2,471)
Other interest-earning assets	(226)	(1,193)	(1,419)
Total interest income	$1,253	$(10,926)	$(9,673)
Interest expense on:
Demand deposits	$92	$(5,245)	$(5,153)
Savings and money market deposits	3,756	(4,194)	(438)
Brokered deposits	(513)	(1,315)	(1,828)
Time deposits	(1,103)	(6,565)	(7,668)
Borrowings and other interest-bearing liabilities	(3,695)	(1,690)	(5,385)
Total interest expense	$(1,463)	$(19,009)	$(20,472)
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the first quarter of 2025, FTE total interest income for the first quarter of 2026 decreased $9.7 million, or 2.4%, due to a $10.9 million decrease attributable to changes in yield, partially offset by a $1.3 million increase attributable to changes in volume. The decrease due to changes in yield was primarily due to a decline in interest rates on average net loans. The increase due to changes in volume was largely due to an increase in average net loans offset by a decrease in average investment securities and average other interest-earning assets.

The yield on average total interest-earning assets decreased 13 bps for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to lower interest rates.

In the first quarter of 2026, interest expense decreased $20.5 million compared to the first quarter of 2025, primarily driven by a $19.0 million decrease attributable to changes in rate and a $1.5 million decrease attributable to changes in volume. The decrease in interest expense attributable to changes in rate was primarily due to lower interest rates. The decrease in interest expense attributable to changes in volume was driven by decreases in average borrowings and other interest-bearing liabilities, average time deposits and average brokered deposits, partially offset by an increase in average savings and money market deposits.

The rate on average total interest-bearing liabilities decreased 38 bps for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to lower interest rates.

Average loans and FTE yields, by type, are summarized in the following table:

	Three months ended March 31,
	2026		2025		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$9,930,713	5.95%	$9,655,283	6.23%	$275,430	2.9%
Commercial and industrial	4,522,694	6.08	4,608,401	6.29	(85,707)	(1.9)
Real estate – residential mortgage	6,696,646	4.67	6,367,978	4.47	328,668	5.2
Real estate – home equity	1,235,977	6.31	1,160,713	6.84	75,264	6.5
Real estate – construction	926,026	6.45	1,296,090	7.10	(370,064)	(28.6)
Consumer	576,852	8.11	615,741	7.02	(38,889)	(6.3)
Leases and other loans(1)	336,747	5.55	302,657	4.99	34,090	11.3
Total loans	$24,225,655	5.70%	$24,006,863	5.86%	$218,792	0.9%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the first quarter of 2026, average net loans increased $218.8 million, or 0.9%, compared to the same period in 2025. The increase in average net loans was primarily due to a $328.7 million increase and a $275.4 million increase in average residential mortgage loans and average commercial mortgage loans, respectively, partially offset by a $370.1 million decrease in average construction loans. The increase in average commercial mortgage loans was in part due to a $207.7 million purchase of in-market loans during the quarter ended March 31, 2026, which primarily consisted of commercial mortgage loans.

The yield on total loans decreased 16 bps to 5.70% for the first quarter of 2026 compared to 5.86% for the same period in 2025.

Average deposits and interest rates, by type, are summarized in the following table:

	Three months ended March 31,
	2026		2025		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,120,028	—%	$5,412,063	—%	$(292,035)	(5.4)%
Interest-bearing demand	7,774,121	1.51	7,753,586	1.79	20,535	0.3
Savings and money market deposits	8,684,478	2.09	7,971,728	2.29	712,750	8.9
Total demand deposits and savings and money market deposits	21,578,627	1.39	21,137,377	1.52	441,250	2.1
Brokered deposits	856,823	3.89	904,722	4.50	(47,899)	(5.3)
Time deposits	4,015,644	3.42	4,127,784	4.08	(112,140)	(2.7)
Total deposits	$26,451,094	1.78%	$26,169,883	2.03%	$281,211	1.1%

Average total deposits increased $281.2 million, or 1.1%, in the first quarter of 2026 compared to the same period in 2025. The increase in average total deposits was primarily due to a $712.8 million increase and a $20.5 million increase in average savings and money market deposits and average interest-bearing demand deposits, respectively, partially offset by a $292.0 million decrease and a $112.1 million decrease in average noninterest-bearing demand deposits and average time deposits, respectively.

The cost of deposits decreased 25 bps to 1.78% in the first quarter of 2026 compared to 2.03% for the same period in 2025 primarily due to lower interest rates.

Average borrowings and other interest-bearing liabilities and interest rates, by type, are summarized in the following table:

	Three months ended March 31,
	2026		2025		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
FHLB advances	$221,039	3.99%	$709,367	4.59%	$(488,328)	(68.8)%
Senior debt and subordinated debt	367,679	5.11	367,357	3.90	322	0.1
Other borrowings and interest-bearing liabilities(1)	770,395	2.84	678,176	3.60	92,219	13.6
Total borrowings and other interest-bearing liabilities	$1,359,113	3.65%	$1,754,900	4.07%	$(395,787)	(22.6)%
(1) Includes repurchase agreements, short-term promissory notes, capital leases and collateral liabilities.

Average total borrowings and other interest-bearing liabilities decreased $395.8 million, or 22.6%, in the first quarter of 2026 compared to the same period in 2025. The decrease in average total borrowings and other interest-bearing liabilities was due to a $488.3 million decrease in average FHLB advances, partially offset by a $92.2 million increase in average other borrowings and interest-bearing liabilities.

Provision for Credit Losses

The provision for credit losses was $14.4 million for the three months ended March 31, 2026 resulting in a $367.5 million allowance for credit losses attributable to net loans, or 1.51% of total net loans as of March 31, 2026, compared to a provision for credit losses of $13.9 million for the same period in 2025, resulting in a $379.7 million allowance for credit losses attributable to net loans, or 1.59% of total net loans as of March 31, 2025.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended March 31,		Increase (Decrease)
	2026	2025	$	%
	(dollars in thousands)
Wealth management	$24,496	$21,785	$2,711	12.4%
Commercial banking:
Merchant and card	6,343	6,591	(248)	(3.8)
Cash management	8,363	7,799	564	7.2
Capital markets	3,614	2,411	1,203	49.9
Other commercial banking	4,486	4,528	(42)	(0.9)
Total commercial banking	22,806	21,329	1,477	6.9
Consumer banking:
Card	7,887	7,544	343	4.5
Overdraft	3,798	3,295	503	15.3
Other consumer banking	2,491	2,229	262	11.8
Total consumer banking	14,176	13,068	1,108	8.5
Mortgage banking	3,955	3,138	817	26.0
Other	4,408	7,914	(3,506)	(44.3)
Non-interest income before investment securities (losses) gains, net	69,841	67,234	2,607	3.9
Investment securities (losses) gains, net	—	(2)	2	N/M
Total Non-Interest Income	$69,841	$67,232	$2,609	3.9%

Non-interest income for the three months ended March 31, 2026 increased $2.6 million, or 3.9%, compared to the same period in 2025. The increase in non-interest income was primarily due to a $2.7 million increase in wealth management revenues as a result of an increase in assets under management, a $1.2 million increase in commercial customer derivative fee income reflected in capital markets, and a $1.1 million increase in consumer banking income, partially offset by a $3.4 million decrease in income from equity method investments reflected in other non-interest income.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended March 31,		Increase (Decrease)
	2026	2025	$	%
	(dollars in thousands)
Salaries and employee benefits	$109,704	$103,525	$6,179	6.0%
Data processing and software	18,662	18,599	63	0.3
Net occupancy	18,229	18,207	22	0.1
Other outside services	12,530	11,704	826	7.1
Intangible amortization	5,349	6,269	(920)	(14.7)
FDIC insurance	4,249	5,597	(1,348)	(24.1)
Equipment	3,924	4,150	(226)	(5.4)
Marketing	2,331	2,521	(190)	(7.5)
Professional fees	2,239	(1,208)	3,447	N/M
Other	18,877	19,763	(886)	(4.5)
Subtotal	196,094	189,127	6,967	3.7
FultonFirst implementation and asset disposals	1,556	(47)	1,603	N/M
Acquisition-related expenses	2,644	380	2,264	N/M
Total non-interest expense	$200,294	$189,460	$10,834	5.7%

Non-interest expense for the three months ended March 31, 2026 increased $10.8 million, or 5.7%, compared to the same period in 2025. Excluding FultonFirst implementation and asset disposals and acquisition-related expenses, non-interest expense increased $7.0 million, or 3.7%. The increase in non-interest expense before FultonFirst implementation and asset disposals and acquisition-related expenses was primarily due to a $6.2 million increase in salaries and employee benefits expense driven by increases in base salaries and commissions expense and a $3.4 million increase in professional fees primarily due to a prior year recovery of previously incurred fees, partially offset by a $1.3 million decrease in FDIC insurance expense and a $0.9 million decrease in intangible amortization expense.

Income Taxes

Income tax expense for the three months ended March 31, 2026 was $22.4 million, a $0.3 million increase compared to the same period in 2025. The Corporation's ETR was 19.1% for the three months ended March 31, 2026 compared to 19.2% for the same period in 2025.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets:

	March 31, 2026	December 31, 2025	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$1,062,910	$1,061,609	$1,301	0.1%
FRB and FHLB Stock	119,952	121,009	(1,057)	(0.9)
Loans held for sale	11,887	16,316	(4,429)	(27.1)
Investment securities	4,861,967	4,833,744	28,223	0.6
Net loans, less ACL - loans	23,898,856	23,780,422	118,434	0.5
Net premises and equipment	168,941	175,240	(6,299)	(3.6)
Goodwill and intangibles	607,647	612,996	(5,349)	(0.9)
Other assets	1,505,278	1,517,064	(11,786)	(0.8)
Total Assets	$32,237,438	$32,118,400	$119,038	0.4%
Liabilities and Shareholders' Equity
Deposits	$26,768,335	$26,589,407	$178,928	0.7%
Borrowings	1,252,579	1,297,375	(44,796)	(3.5)
Other liabilities	711,241	741,171	(29,930)	(4.0)
Total Liabilities	28,732,155	28,627,953	104,202	0.4
Total Shareholders' Equity	3,505,283	3,490,447	14,836	0.4
Total Liabilities and Shareholders' Equity	$32,237,438	$32,118,400	$119,038	0.4%

Investment Securities

The following table presents the carrying amount of investment securities:

	March 31, 2026	December 31, 2025	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
State and municipal securities	$797,981	$826,693	$(28,712)	(3.5)%
Corporate debt securities	196,481	214,921	(18,440)	(8.6)
Collateralized mortgage obligations	1,018,661	1,040,078	(21,417)	(2.1)
Residential mortgage-backed securities	707,660	766,717	(59,057)	(7.7)
Commercial mortgage-backed securities	548,137	559,450	(11,313)	(2.0)
Total AFS investment securities	3,268,920	3,407,859	(138,939)	(4.1)
Held to Maturity
Residential mortgage-backed securities	543,048	573,636	(30,588)	(5.3)
Collateralized mortgage obligations	166,041	—	166,041	N/M
Commercial mortgage-backed securities	883,958	852,249	31,709	3.7
Total HTM securities	1,593,047	1,425,885	167,162	11.7

Total Investment Securities	$4,861,967	$4,833,744	$28,223	0.6%
Compared to December 31, 2025, total AFS investment securities at March 31, 2026 decreased $138.9 million, or 4.1%. The decrease in AFS investment securities at March 31, 2026 compared to December 31, 2025 was primarily due to decreases of $59.1 million, $28.7 million and $21.4 million in residential mortgage-backed securities, state and municipal securities and collateralized mortgage obligations, respectively.

Compared to December 31, 2025, total HTM investment securities at March 31, 2026 increased $167.2 million, or 11.7%. The increase in HTM investment securities at March 31, 2026 compared to December 31, 2025 was driven by the purchase of approximately $166.0 million of collateralized mortgage obligations during the quarter ended March 31, 2026.

Loans

The following table presents ending net loans outstanding by type:

	March 31, 2026	December 31, 2025	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate - commercial mortgage	$9,985,368	$9,820,944	$164,424	1.7%
Commercial and industrial	4,494,031	4,539,060	(45,029)	(1.0)%
Real estate - residential mortgage	6,735,338	6,669,993	65,345	1.0%
Real estate - home equity	1,253,192	1,242,831	10,361	0.8%
Real estate - construction	876,498	970,298	(93,800)	(9.7)%
Consumer	565,041	564,349	692	0.1%
Leases and other loans(1)	356,877	337,409	19,468	5.8%
Net loans	$24,266,345	$24,144,884	$121,461	0.5%
(1) Includes unearned income of $41.3 million and $36.8 million as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026, net loans increased $121.5 million compared to December 31, 2025. The increase in net loans during the three months of 2026 was primarily due to a $164.4 million increase in commercial mortgage loans and a $65.3 million increase in residential mortgage loans, partially offset by a $93.8 million decrease in construction loans and a $45.0 million decrease in commercial and industrial loans. The Bank purchased $207.7 million of in-market loans during the quarter ended March 31, 2026, which consisted primarily of commercial mortgage loans.

The Corporation does not have a significant concentration of credit risk with any single borrower. As of March 31, 2026, approximately $10.9 billion, or 44.8%, of the loan portfolio was comprised of commercial mortgage loans and construction loans.

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

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	March 31, 2026	December 31, 2025
Real estate(1)	42.2%	42.3%
Health care	7.1	7.0
Manufacturing	7.0	7.0
Retail	5.9	6.0
Agriculture	5.1	5.2
Construction(2)	4.8	4.6
Wholesale trade	4.4	4.2
Other services	4.3	4.5
Hospitality and food services	4.2	3.9
Educational services	3.0	3.0
Arts, entertainment and recreation	2.6	2.4
Professional, scientific and technical services	2.5	2.6
Public administration	1.3	1.3
Transportation and warehousing	1.3	1.3
Finance and insurance	1.2	1.4
Administrative and Support	1.0	1.0
Other	2.1	2.3
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of renting, leasing or managing real estate for others, selling and/or buying real estate for others and appraising real estate.
(2) Includes commercial loans to borrowers engaged in the construction industry.

The commercial mortgage loan portfolio consists of 44.8% owner occupied commercial mortgage loans and 55.2% of non-owner occupied commercial mortgage loans as of March 31, 2026. The following table summarizes the non-owner occupied commercial mortgage loan portfolio outstanding balance and the percent to total net loans.

	March 31, 2026		December 31, 2025
	$	% of Total Net Loans	$	% of Total Net Loans
	(dollars in thousands)
Multi-family	$1,519,905	6.3%	$1,589,802	6.6%
Retail trade	1,175,934	4.8	1,109,612	4.6
Industrial	1,021,610	4.2	944,807	3.9
Office	730,220	3.0	730,803	3.0
Hospitality and food services	480,728	2.0	450,273	1.9
Other	582,417	2.4	571,371	2.4
Total non-owner occupied commercial mortgage loans	$5,510,814	22.7%	$5,396,668	22.4%

The following table summarizes the commercial mortgage office non-owner occupied loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	March 31, 2026			December 31, 2025
	Outstanding Balance	Total Commitment	Weighted Average LTV(1)	Outstanding Balance	Total Commitment	Weighted Average LTV(1)
	(dollars in thousands)
Philadelphia(2)	$350,840	$371,724	63%	$345,981	$357,190	63%
Washington, D.C.(3)	77,454	80,489	72	77,908	80,943	72
Baltimore (4)	73,125	74,338	63	73,161	74,214	63
New York (5)	71,419	73,309	61	69,213	71,370	60
Other	157,382	169,117	60	164,540	190,325	60
Total office non-owner occupied commercial real estate	$730,220	$768,977	63%	$730,803	$774,042	63%
(1) Weighted average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) Washington-Arlington-Alexandria, DC-VA-MD-WV.
(4) Baltimore-Columbia-Towson, MD.
(5) New York-Newark-Jersey City, NY-NJ-PA.

The non-owner occupied commercial mortgage office loan portfolio table above excludes commercial construction loans secured by office property collateral with a total outstanding balance of $0.4 million and outstanding loan commitment of $4.1 million as of March 31, 2026.

The following table summarizes the non-owner occupied commercial mortgage multi-family loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	March 31, 2026			December 31, 2025
	Outstanding Balance	Total Commitment	Weighted Average LTV(1)	Outstanding Balance	Total Commitment	Weighted Average LTV(1)
	(dollars in thousands)
Philadelphia(2)	$679,154	$692,133	62%	$706,637	$723,133	61%
Lancaster, PA	145,923	147,112	48	157,997	159,485	47
New York(3)	109,064	110,120	60	117,055	118,819	59
Baltimore(4)	116,431	116,431	54	114,523	114,523	54
Washington, D.C.(5)	68,178	69,631	51	67,666	72,190	51
Other	401,155	448,696	57	425,924	477,162	57
Total multi-family non-owner occupied commercial real estate	$1,519,905	$1,584,123	58%	$1,589,802	$1,665,312	58%
(1) Weighted average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) New York-Newark-Jersey City, NY-NJ-PA.
(4) Baltimore-Columbia-Towson, MD.
(5) Washington-Arlington-Alexandria, DC-VA-MD-WV.

The non-owner occupied commercial mortgage multi-family loan table above excludes commercial construction loans secured by multi-family property collateral with a total outstanding loan balance of $175.8 million and outstanding loan commitments of $348.8 million as of March 31, 2026.

The following table presents the changes in non-accrual loans for the three months ended March 31, 2026:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Leases and other loans	Total
	(dollars in thousands)
Three months ended March 31, 2026
Balance at December 31, 2025	$44,103	$72,050	$1,661	$27,751	$7,129	$1,178	$153,872
Additions	16,810	23,095	—	2,656	2,014	222	44,797
Payments	(4,998)	(31,762)	(255)	(1,013)	(483)	(1,153)	(39,664)
Charge-offs (1)	(10,545)	(4,102)	—	(391)	(1,350)	(222)	(16,610)
Transfers to accrual status	—	—	—	—	—	—	—
Transfers to OREO	—	—	—	(360)	—	—	(360)
Balance at March 31, 2026	$45,370	$59,281	$1,406	$28,643	$7,310	$25	$142,035

(1) Overdrafts excluded from charge-offs.

During the three months ended March 31, 2026, non-accrual loans decreased by approximately $11.8 million, or 7.7%, primarily due to $39.7 million in payments and $16.6 million in charge-offs, partially offset by $44.8 million in additions. During the three months ended March 31, 2026, non-accrual loans as a percentage of total net loans decreased to 0.59% compared to 0.64% as of December 31, 2025.

The following table presents non-performing assets for the periods shown below:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Non-accrual loans	$142,035	$153,872
Loans 90 days or more past due and still accruing	33,816	29,924
Total non-performing loans and leases	175,851	183,796
OREO(1)	1,648	1,365
Total non-performing assets	$177,499	$185,161
Non-accrual loans to total net loans	0.59%	0.64%
Non-performing loans to total net loans	0.72%	0.76%
Non-performing assets to total assets	0.55%	0.58%
ACL - loans to non-performing loans	209%	198%
(1) Excludes $19.0 million and $19.1 million of residential mortgage properties for which formal foreclosure proceedings were in process as of March 31, 2026 and December 31, 2025, respectively.

Non-performing loans and leases as of March 31, 2026 were $175.9 million, a decrease of $7.9 million, or 4.3%, compared to $183.8 million as of December 31, 2025. The decrease in non-performing loans and leases during the first three months of 2026 was primarily due to payments and charge-offs, partially offset by additions. Non-performing loans and leases as a percentage of total net loans was 0.72% and 0.76% as of March 31, 2026 and December 31, 2025, respectively.

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

Total internally risk-rated loans were $15.5 billion and $15.4 billion as of March 31, 2026 and December 31, 2025, respectively, of which $1.4 billion were criticized and classified loans at March 31, 2026 compared to $1.5 billion at December 31, 2025.

The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgage loans, commercial and industrial loans, construction loans to commercial borrowers and leases and other loans by class segment:

	Special Mention(1)		Increase (Decrease)		Substandard or Lower(2)		Increase (Decrease)		Total Criticized and Classified Loans
	March 31, 2026	December 31, 2025	$	%	March 31, 2026	December 31, 2025	$	%	March 31, 2026	December 31, 2025
	(dollars in thousands)
Real estate - commercial mortgage	$321,106	$412,685	$(91,579)	(22.2)%	$556,298	$531,491	$24,807	4.7%	$877,404	$944,176
Commercial and industrial	186,310	220,022	(33,712)	(15.3)	256,109	243,786	12,323	5.1	442,419	463,808
Real estate -construction(3)	34,771	30,416	4,355	14.3	8,850	9,142	(292)	(3.2)	43,621	39,558
Leases and other loans	3,178	3,415	(237)	(6.9)	7,292	6,487	805	12.4	10,470	9,902
Total	$545,365	$666,538	$(121,173)	(18.2)%	$828,549	$790,906	$37,643	4.8%	$1,373,914	$1,457,444

% of total risk rated loans	3.5%	4.3%			5.4%	5.1%			8.9%	9.4%
(1) Considered "criticized" loans by banking regulators.
(2) Considered "classified" loans by banking regulators.
(3) Excludes residential real estate - construction.

Compared to December 31, 2025, total criticized and classified loans as of March 31, 2026 decreased $83.5 million driven by a $121.2 million decrease in special mention loans, partially offset by a $37.6 million increase in substandard or lower loans.

The Corporation accounts for the credit risk associated with lending activities through the ACL and the provision for credit losses.

The following table presents the activity in the ACL:

	Three months ended March 31,
	2026	2025
	(dollars in thousands)
Average balance of net loans	$24,225,655	$24,006,863

Balance of ACL at beginning of period	$364,462	$379,156

Initial allowance for credit losses on purchased loans	3,351	—

Loans charged off:
Real estate - commercial mortgage	(4,102)	(12,106)
Commercial and industrial	(10,545)	(3,865)
Real estate - residential mortgage	(391)	(343)
Consumer and real estate - home equity	(2,164)	(2,193)
Real estate - construction	—	—
Leases and other loans	(1,116)	(1,527)
Total loans charged off	(18,318)	(20,034)
Recoveries of loans previously charged off:
Real estate - commercial mortgage	701	374
Commercial and industrial	740	5,952
Real estate - residential mortgage	72	174
Consumer and real estate - home equity	584	660
Real estate - construction	884	82
Leases and other loans	429	201
Total recoveries of loans previously charged-off	3,410	7,443
Net loans charged off (recoveries)	(14,908)	(12,591)
Provision for credit losses(1)(2)	14,584	13,112
Balance of ACL at end of period	$367,489	$379,677
Provision for OBS credit exposures(1)	$(142)	$786
Reserve for OBS credit exposures(3)	$14,830	$14,947
Net charge-offs to average loans (annualized)	0.25%	0.21%

(1) These amounts are reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision for credit losses includes only the portion related to net loans.
(3) Reserve for OBS credit exposures is recorded within other liabilities on the Consolidated Balance Sheets.

The provision for credit losses for the portion related to net loans for the three months ended March 31, 2026 was $14.6 million compared to a provision of $13.1 million for the same period in 2025.

An initial allowance for credit losses on purchased loans of $3.4 million for the three months ended March 31, 2026 was recorded due to the $207.7 million in-market commercial loan portfolio purchase.

The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See "Note 5 - Loans and Allowance for Credit Losses" of the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements" for additional details.

The following table summarizes the allocation of the ACL - loans:

	March 31, 2026			December 31, 2025
	ACL - loans	% to Total ACL - loans(1)	% to Total Net loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net loans(2)
	(dollars in thousands)
Real estate - commercial mortgage	$159,042	43.3%	41.1%	$157,302	43.2%	40.7%
Commercial and industrial	78,978	21.5	18.5	77,740	21.3	18.8
Real estate - residential mortgage	89,860	24.5	27.8	88,961	24.4	27.6
Consumer, home equity and leases and other loans	30,256	8.2	9.0	29,563	8.1	8.9
Real estate - construction	9,353	2.5	3.6	10,896	3.0	4.0
Total ACL - loans	$367,489	100.0%	100.0%	$364,462	100.0%	100.0%
(1) Ending ACL - loan portfolio segment balance as a percentage of total ACL - loans.
(2) Ending loan portfolio segment balances as a percentage of total net loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits by type:

	March 31, 2026	December 31, 2025	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,334,920	$5,256,096	$78,824	1.5%
Interest-bearing demand	7,823,683	7,970,188	(146,505)	(1.8)
Savings and money market deposits	8,875,256	8,512,829	362,427	4.3
Total demand and savings	22,033,859	21,739,113	294,746	1.4
Brokered deposits	715,850	855,042	(139,192)	(16.3)
Time deposits	4,018,626	3,995,252	23,374	0.6
Total deposits	$26,768,335	$26,589,407	$178,928	0.7%

During the three months ended March 31, 2026, total deposits increased by $178.9 million compared to December 31, 2025. The increase in total deposits was primarily due to a $362.4 million increase in savings and money market deposits and a $78.8 million increase in noninterest-bearing demand deposits, partially offset by a $146.5 million decrease in interest-bearing demand deposits and a $139.2 million decrease in brokered deposits.

Total uninsured deposits (excluding intra-Company deposits) were estimated to be $9.6 billion and $9.7 billion as of March 31, 2026 and December 31, 2025, respectively.

Time deposits of $250 thousand or more were $1.1 billion at March 31, 2026 and December 31, 2025.

The following table presents ending borrowings by type:

	March 31, 2026	December 31, 2025	Increase (Decrease)
			$	%
	(dollars in thousands)
FHLB advances	$200,000	$250,000	$(50,000)	(20.0)%
Senior debt and subordinated debt	367,720	367,637	83	N/M
Other borrowings(1)	684,859	679,738	5,121	0.8
Total borrowings	$1,252,579	$1,297,375	$(44,796)	(3.5)%

(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During the three months ended March 31, 2026, total borrowings decreased $44.8 million, or 3.5%, compared to December 31, 2025. The decrease in total borrowings was primarily due to a $50.0 million decrease in FHLB advances, partially offset by a $5.1 million increase in other borrowings.

Shareholders' Equity

On December 16, 2025, the Corporation announced that its board of directors approved the 2026 Repurchase Program. The 2026 Repurchase Program will expire on January 31, 2027. Under the 2026 Repurchase Program, the Corporation is authorized to repurchase up to $150.0 million of shares of its common stock. Under this authorization, up to $25.0 million of the $150.0 million authorization may be used to repurchase the Corporation's preferred stock and outstanding subordinated notes. The 2026 Repurchase Program may be discontinued at any time.

During the three months ended March 31, 2026, 1,212,650 shares of the Corporation's common stock were repurchased under the 2026 Repurchase Program at a cost of $24.5 million or an average of $20.21 per share.

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

As of March 31, 2026, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of March 31, 2026, Fulton Bank met the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the Capital Rules. There were no other conditions or events since March 31, 2026 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	March 31, 2026	December 31, 2025	Regulatory Minimum for Capital Adequacy	With Capital Conservation Buffer
Total Risk-Based Capital (to Risk-Weighted Assets)	15.2%	15.2%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	12.7%	12.6%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	11.9%	11.8%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.9%	9.7%	4.0%	4.0%

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

The Corporation's policy to measure its interest rate risk profile uses parallel instantaneous shocks. The potential exposure of net interest income under a parallel instantaneous shock is limited to:

•10% of base-case net interest income for a 100 bps shock,
•15% for a 200 bps shock,
•20% for a 300 bps shock, and
•25% for a 400 bps shock.

A "shock" is an immediate upward or downward movement of interest rates. These shocks do not incorporate potential changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet or potential effects of competition on the pricing of deposits and loans over the forward 12-month period. Rate shocks resulting in negative interest rates that have been deemed impractical are omitted from presentation.

The simulation model incorporates contractual maturities and repricing opportunities for loans as well as prepayment assumptions, maturity data and call options embedded in the investment portfolio. Assumptions for non-maturity deposit accounts based on historical experience are incorporated into the model. The assumptions used are inherently uncertain and, as a result, the model cannot precisely predict future net interest income or the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, amount and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

The following table summarizes the expected impact of interest rate changes in rate-ramp scenarios over a 12-month period, that is a gradual parallel shift, on net interest income as of March 31, 2026:

Rate Ramp(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $29.9 million	+2.6%
+300 bp	+ $24.8 million	+2.2%
+200 bp	+ $18.8 million	+1.6%
+100 bp	+ $11.6 million	+1.0%
–100 bp	- $5.1 million	-0.4%
–200 bp	- $9.7 million	-0.8%
–300 bp	- $14.1 million	-1.2%
(1) Results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

The following table summarizes the expected impact of abrupt interest rate changes, that is a parallel instantaneous shock, on net interest income as of March 31, 2026:

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $70.1 million	+6.1%
+300 bp	+ $58.0 million	+5.1%
+200 bp	+ $43.3 million	+3.8%
+100 bp	+ $27.4 million	+2.4%
–100 bp	- $15.8 million	-1.4%
–200 bp	- $32.7 million	-2.9%
–300 bp	- $52.2 million	-4.6%
(1) Results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

The economic value of equity analysis estimates the discounted present value of asset and liability cash flows using discount rates derived from market pricing for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are applied to evaluate the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation's Consolidated Balance Sheets. The Corporation's policy limits the economic value of equity that may be at risk in a parallel instantaneous shock to:

•10% of the base-case economic value of equity for a 100 bps shock,
•20% for a 200 bps shock,
•30% for a 300 bps shock, and
•40% for a 400 bps shock.

As of March 31, 2026, the Corporation was within all policy limits for net interest income and economic value of equity.

The following table disaggregates net loans by interest rate type at March 31, 2026:

	Fixed Rate	Adjustable/Variable Rate	Other(1)	Total
	(dollars in thousands)
Real estate - commercial mortgage	$2,007,041	$7,964,049	$14,278	$9,985,368
Commercial and industrial	799,916	3,649,090	45,025	4,494,031
Real estate - residential mortgage	3,910,114	2,943,643	(118,419)	6,735,338
Real estate - home equity	136,935	1,113,026	3,231	1,253,192
Real estate - construction	275,978	599,848	672	876,498
Consumer	481,293	83,940	(192)	565,041
Leases and other loans	313,858	101	42,918	356,877
Net loans	$7,925,135	$16,353,697	$(12,487)	$24,266,345
(1) Other includes unearned income, non-accrual loans, deferred fees/costs, purchase accounting fair value adjustment balances and loans in-process.

Interest Rate Derivatives

The Corporation enters into interest rate derivatives with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate derivatives with dealer counterparties with identical notional amounts and terms. The net result of these interest rate derivatives is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate derivatives are derivative financial instruments, and the gross fair values are recorded in other assets and liabilities on the Consolidated Balance Sheets.

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

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI are recognized as a reduction to interest income, including fees, when the previously forecasted hedged item affects earnings in future periods. During the three months ended March 31, 2026, $3.2 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income. During the year ended December 31, 2025, $13.0 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Consolidated Statements of Income.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of March 31, 2026, the Bank had total borrowing capacity of approximately $11.8 billion with $4.3 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $7.4 billion under these facilities. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of March 31, 2026, the Corporation had aggregate federal funds lines borrowing capacity of $2.6 billion with no amounts outstanding against that amount. As of March 31, 2026, the Corporation had $3.7 billion of collateralized borrowing capacity at the FRB discount window with no amounts outstanding.

A combination of commercial real estate loans, commercial loans, consumer loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. Securities carried at $469.8 million at March 31, 2026 were pledged as collateral to secure public and trust deposits.

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

The Consolidated Statements of Cash Flows in Part I. "Item 1. Financial Statements" provide additional information. The Corporation's operating activities during the three months ended March 31, 2026 generated $114.7 million of cash primarily from net income. Cash used in investing activities was $188.2 million primarily due to the purchase of HTM securities. Cash provided in financing activities was $74.8 million.

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

State and Municipal Securities

As of March 31, 2026, the Corporation owned securities issued by various states and municipalities with a total fair value of $798.0 million. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of March 31, 2026, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 73% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15, promulgated under the Exchange Act. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in the "Legal Proceedings" section of Note 14 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements" in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2026 to January 31, 2026	—	$—	—	$150,000,000
February 1, 2026 to February 28, 2026	150,000	20.70	150,000	146,928,720
March 1, 2026 to March 31, 2026	1,062,650	20.14	1,062,650	125,758,455
(1) Includes commission and 1% excise tax
(2) Excludes commission and 1% excise tax

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

During the three months ended March 31, 2026, 1,212,650 shares of the Corporation's common stock were repurchased under the 2026 Repurchase Program at a cost of $24.5 million or an average of $20.21 per share.

Item 5. Other Information

(c) None of the Corporation's directors or "officers" (as defined in Rule 16a-1(f) (17 C.F.R. § 240.16a-1(f))) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. § 229.408)) during the fiscal quarter ended March 31, 2026.

Item 6. Exhibits

2.1
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

FULTON FINANCIAL CORPORATION

Date:	May 8, 2026	/s/ Curtis J. Myers
Curtis J. Myers
Chairman, Chief Executive Officer and President

Date:	May 8, 2026	/s/ Richard S. Kraemer
Richard S. Kraemer
Senior Executive Vice President and Chief Financial Officer