Form 10-Q
period 2026-06-30
FULTON FINANCIAL CORP
filed 2026-08-07
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value – 190,914,563 shares outstanding as of July 31, 2026.

FULTON FINANCIAL CORPORATION
FORM 10-Q

Note: Some numbers contained in the document may not sum due to rounding

GLOSSARY OF DEFINED ACRONYMS AND TERMS

2026 Repurchase Program	The authorization, commencing on January 1, 2026 and expiring on January 31, 2027, to repurchase up to $150.0 million of the Corporation's common stock; under this authorization, up to $25.0 million of the $150.0 million authorization may be used to repurchase the Corporation's preferred stock and outstanding subordinated notes
ACL	Allowance for credit losses
Acquisition Date	April 1, 2026
AFS	Available for sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act of 1956, as amended
Blue Foundry	Blue Foundry Bancorp, a New Jersey bank holding company headquartered in Rutherford, New Jersey
Blue Foundry Bank	A New Jersey-chartered stock savings bank and a wholly-owned subsidiary of Blue Foundry
Blue Foundry Merger	The merger of Blue Foundry with and into the Corporation, with the Corporation continuing as the surviving corporation
Blue Foundry Merger Agreement	Agreement and Plan of Merger, dated as of November 24, 2025 between the Corporation and Blue Foundry
bp or bps	Basis point(s)
Capital Rules	Regulatory capital requirements applicable to the Corporation and Fulton Bank
CDI	Core deposit intangible
Corporation, Company, we, our or us	Fulton Financial Corporation
Directors' Plan	Amended and Restated 2023 Director Equity Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Employee Equity Plan	2022 Amended and Restated Equity and Cash Incentive Compensation Plan
ESPP	Employee Stock Purchase Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
FultonFirst	Strategic initiative implemented by the Corporation
GAAP	U.S. generally accepted accounting principles
GSEs	U.S. Government-sponsored enterprises or agencies
HTM	Held to maturity
LGD	Loss given default
LTV	Loan-to-value
Management's Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
MSRs	Mortgage servicing rights
Net loans	Loan and lease receivables (net of unearned income)

NIM	Net interest margin
N/M	Not meaningful
OBS	Off-balance-sheet
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
Parent Company	Fulton Financial Corporation individually
PCD	Purchased with more-than-insignificant credit deterioration
PCD Loans	Loans purchased with more-than-insignificant credit deterioration
PD	Probability of default
Pension Plan	Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
Prudential Bancorp Merger	The acquisition by the Corporation of Prudential Bancorp, Inc. that was completed effective July 1, 2022
PSU	Performance-based restricted stock unit
RSU	Restricted stock unit
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
Subordinated Notes due 2030	The Corporation's 3.250% Fixed-to-Floating Rate Subordinated Notes due 2030
TruPS	Trust Preferred Securities

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
•risks related to the Blue Foundry Merger including, among others, (i) diversion of management’s attention from ongoing business operations and opportunities, (ii) cost savings and any revenue or expense synergies from the Blue Foundry Merger may not be fully realized or may take longer than anticipated to be realized, and (iii) expenses related to the Blue Foundry Merger are greater than expected;
•completed and potential future acquisitions, including the Blue Foundry Merger, may affect costs and the Corporation may not be able to successfully integrate the acquired business or realize the anticipated benefits from such acquisitions;
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

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share data)	June 30, 2026
	(unaudited)	December 31, 2025
ASSETS
Cash and due from banks	$325,259	$271,463
Interest-bearing deposits with other banks	937,808	790,146
Cash and Cash Equivalents	1,263,067	1,061,609
FRB and FHLB stock	138,587	121,009
Loans held for sale	33,902	16,316
Investment securities:
AFS, at estimated fair value	3,561,050	3,407,859
HTM, at amortized cost	1,561,709	1,425,885
Net loans	25,934,293	24,144,884
Less: ACL - loans	(382,580)	(364,462)
Loans, Net	25,551,713	23,780,422
Net premises and equipment	186,184	175,240
Accrued interest receivable	121,220	113,698
Goodwill and net intangible assets	633,485	612,996
Other assets	1,505,803	1,403,366
Total Assets	$34,556,720	$32,118,400
LIABILITIES
Deposits:
Noninterest-bearing	$5,245,586	$5,256,096
Interest-bearing	23,004,756	21,333,311
Total Deposits	28,250,342	26,589,407
Borrowings:
FHLB advances	552,500	250,000
Senior debt and subordinated debt	469,668	367,637
Other borrowings	691,808	679,738
Total Borrowings	1,713,976	1,297,375
Accrued interest payable	22,811	17,130
Other liabilities	753,778	724,041
Total Liabilities	30,740,907	28,627,953
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; Series A, 200,000 shares issued as of June 30, 2026 and December 31, 2025, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600,000,000 shares authorized, 248,210,978 shares issued as of June 30, 2026 and 247,130,331 shares issued as of December 31, 2025	620,527	617,826
Additional paid-in capital	1,885,092	1,803,235
Retained earnings	2,143,949	2,024,618
Accumulated other comprehensive loss	(213,070)	(198,682)
Treasury stock, at cost, 56,750,100 shares as of June 30, 2026 and 67,235,204 shares as of December 31, 2025	(813,563)	(949,428)
Total Shareholders' Equity	3,815,813	3,490,447
Total Liabilities and Shareholders' Equity	$34,556,720	$32,118,400

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per-share data)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest Income
Loans, including fees	$371,587	$346,603	$710,609	$691,391
Investment securities	46,190	47,961	89,479	93,700
Other interest income	10,377	8,197	18,122	17,361
Total Interest Income	428,154	402,761	818,210	802,452
Interest Expense
Deposits	126,737	129,194	242,543	260,085
Federal funds purchased	—	12	—	12
FHLB advances	4,900	7,929	7,240	15,950
Senior debt and subordinated debt	7,066	5,047	11,765	8,624
Other borrowings and interest-bearing liabilities	5,199	5,658	10,387	11,674
Total Interest Expense	143,902	147,840	271,935	296,345
Net Interest Income	284,252	254,921	546,275	506,107
Provision for credit losses	4,897	8,607	19,339	22,505
Net Interest Income After Provision for Credit Losses	279,355	246,314	526,936	483,602
Non-Interest Income
Wealth management	23,139	22,281	47,635	44,066
Commercial banking	24,822	23,431	47,628	44,760
Consumer banking	15,345	14,528	29,521	27,596
Mortgage banking	4,938	3,991	8,893	7,130
Other	11,062	4,917	15,470	12,830
Non-Interest Income Before Investment Securities (Losses) Gains, Net	79,306	69,148	149,147	136,382
Investment securities (losses) gains, net	—	—	—	(2)
Total Non-Interest Income	79,306	69,148	149,147	136,380
Non-Interest Expense
Salaries and employee benefits	120,184	107,123	230,101	210,649
Data processing and software	20,419	18,262	39,081	36,861
Net occupancy	17,841	16,410	36,070	34,617
Other outside services	14,999	12,009	27,749	23,846
Intangible amortization	5,910	5,460	11,260	11,729
FDIC insurance	4,430	4,951	8,679	10,549
Equipment	4,086	4,100	8,010	8,249
Marketing	2,818	2,604	5,149	5,124
Professional fees	2,342	2,163	4,581	1,085
Acquisition-related expenses	13,839	—	16,483	380
Other	24,086	19,729	44,085	39,181
Total Non-Interest Expense	230,954	192,811	431,248	382,270
Income Before Income Taxes	127,707	122,651	244,835	237,712
Income taxes	25,293	23,453	47,660	45,527
Net Income	102,414	99,198	197,175	192,185
Preferred stock dividends	(2,562)	(2,562)	(5,124)	(5,124)
Net Income Available to Common Shareholders	$99,852	$96,636	$192,051	$187,061

PER SHARE:
Net income available to common shareholders (basic)	$0.52	$0.53	$1.03	$1.03
Net income available to common shareholders (diluted)	0.52	0.53	1.02	1.02
Cash dividends	0.19	0.18	0.38	0.36
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net Income	$102,414	$99,198	$197,175	$192,185
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS investment securities:
Net unrealized holding gains (losses)	12,261	(5,357)	(9,422)	4,412
Reclassification adjustment for securities net change realized in net income	—	—	—	2
Amortization of net unrealized gains on AFS investment securities transferred to HTM	1,300	1,342	2,537	2,670
Net Unrealized Gains (Losses) on AFS Investment Securities	13,561	(4,015)	(6,885)	7,084
Unrealized (losses) gains on interest rate derivatives used in cash flow hedges:
Net unrealized holding (losses) gains	(5,128)	44	(11,082)	1,808
Reclassification adjustment for net change realized in net income	474	3,955	3,774	7,470
Net Unrealized (Losses) Gains on Interest Rate Derivatives Used in Cash Flow Hedges	(4,654)	3,999	(7,308)	9,278
Defined benefit pension plan and postretirement benefits:
Amortization of net unrecognized pension and postretirement items	(90)	(106)	(195)	(212)
Other Comprehensive Income (Loss), Net of Tax	8,817	(122)	(14,388)	16,150
Total Comprehensive Income	$111,231	$99,076	$182,787	$208,335

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital
Three months ended June 30, 2026
Balance at March 31, 2026	200	$192,878	178,843	$618,076	$1,806,510	$2,082,797	$(221,887)	$(973,091)	$3,505,283
Net income						102,414			102,414
Other comprehensive income							8,817		8,817
Common stock issued(1)			623	1,557	520				2,077
Dividend reinvestment activity			62		463			889	1,352
Reissuance of treasury stock pursuant to acquisition(2)			12,436		75,991			176,949	252,940
Stock-based compensation awards (repurchases), net			22	894	1,608			(7,294)	(4,792)
Acquisition of treasury stock			(525)					(11,016)	(11,016)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.19 per share						(38,700)			(38,700)
Balance at June 30, 2026	200	$192,878	191,461	$620,527	$1,885,092	$2,143,949	$(213,070)	$(813,563)	$3,815,813

Three months ended June 30, 2025
Balance at March 31, 2025	200	$192,878	182,204	$615,121	$1,792,104	$1,833,247	$(271,547)	$(887,482)	$3,274,321
Net income						99,198			99,198
Other comprehensive loss							(122)		(122)
Common stock issued(1)			34	85	495				580
Dividend reinvestment activity			85		188			1,180	1,368
Stock-based compensation awards (repurchases), net			578	2,295	1,122			(5,748)	(2,331)
Acquisition of treasury stock			(522)					(8,375)	(8,375)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.18 per share						(32,831)			(32,831)
Balance at June 30, 2025	200	$192,878	182,379	$617,501	$1,793,909	$1,897,052	$(271,669)	$(900,425)	$3,329,246

Six months ended June 30, 2026
Balance at December 31, 2025	200	$192,878	179,895	$617,826	$1,803,235	$2,024,618	$(198,682)	$(949,428)	$3,490,447
Net income						197,175			197,175
Other comprehensive loss							(14,388)		(14,388)
Common stock issued(1)			674	1,685	1,131				2,816
Dividend reinvestment activity			131		859			1,855	2,714
Reissuance of treasury stock pursuant to acquisition(2)			12,436		75,991			176,949	$252,940
Stock-based compensation awards (repurchases), net			63	1,016	3,876			(7,657)	(2,765)
Acquisition of treasury stock			(1,738)					(35,282)	(35,282)
Preferred stock dividend						(5,124)			(5,124)
Common stock dividends - $0.38 per share						(72,720)			(72,720)
Balance at June 30, 2026	200	$192,878	191,461	$620,527	$1,885,092	$2,143,949	$(213,070)	$(813,563)	$3,815,813

Six months ended June 30, 2025
Balance at December 31, 2024	200	$192,878	182,089	$614,866	$1,789,214	$1,775,620	$(287,819)	$(887,434)	$3,197,325
Net income						192,185			192,185
Other comprehensive income							16,150		16,150
Common stock issued(1)			69	173	1,031			—	1,204
Dividend reinvestment activity			150		612			2,084	2,696
Stock-based compensation awards (repurchases), net			624	2,462	3,052			(6,150)	(636)
Acquisition of treasury stock			(553)					(8,925)	(8,925)
Preferred stock dividend						(5,124)			(5,124)
Common stock dividends - $0.36 per share						(65,629)			(65,629)
Balance at June 30, 2025	200	$192,878	182,379	$617,501	$1,793,909	$1,897,052	$(271,669)	$(900,425)	$3,329,246
See Notes to Consolidated Financial Statements
(1) Issuance of common stock includes issuance in connection with the Corporation's ESPP.
(2) Reissuance of common stock consists of 12,435,551 shares reissued in connection with the Blue Foundry Merger.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$197,175	$192,185
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,339	22,505
Depreciation and amortization of premises and equipment	14,058	14,286
Net amortization of investment securities premiums	(323)	974
Net accretion of loan discounts	(25,441)	(24,574)
Investment securities losses, net	—	2
Gain on sales of mortgage loans held for sale	(5,880)	(4,287)
Proceeds from sales of mortgage loans held for sale	283,672	243,373
Originations of mortgage loans held for sale	(295,377)	(236,749)
Amortization of intangible assets	11,260	11,729
Capitalization and amortization of issuance costs and discounts on long-term borrowings, net	(2,969)	160
Loss (gain) on disposal of premises and equipment	112	(284)
Stock-based compensation	4,892	5,514
Net change in life insurance cash surrender value	(7,704)	(5,502)
Other changes, net	21,588	(126,880)
Total adjustments	17,227	(99,733)
Net cash provided by operating activities	214,402	92,452
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	141,366	14,966
Proceeds from principal repayments and maturities of AFS investment securities	428,363	270,296
Proceeds from principal repayments and maturities of HTM investment securities	67,978	44,319
Purchase of AFS investment securities	(511,308)	(492,443)
Purchase of HTM investment securities	(200,978)	(118,967)
Net change in FRB and FHLB stock	(3,100)	(1,941)
Net change in loans	(214,696)	32,648
Net purchases of premises and equipment	(7,554)	(13,481)
Settlement of bank owned life insurance	1,867	1,385
Proceeds from sale-leaseback transaction	—	11,323
Net cash and cash equivalents acquired in acquisition	141,801	—
Net change in tax credit investments	(15,667)	(18,106)
Net cash used in investing activities	(171,928)	(270,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings deposits	177,512	67,301
Net change in time deposits and brokered deposits	(49,042)	(58,667)
Net change in borrowings	38,570	(8,308)
Repayments of senior debt and subordinated debt	(195,000)	—
Proceeds from senior debt and subordinated debt issuance	300,000	—
Net proceeds from issuance of common stock	5,530	3,900
Dividends paid	(75,647)	(70,809)
Acquisition of treasury stock	(42,939)	(15,075)
Net cash provided by (used in) financing activities	158,984	(81,658)
Net increase (decrease) in Cash and Cash Equivalents	201,458	(259,207)
Cash and Cash Equivalents at Beginning of Period	1,061,609	1,063,871
Cash and Cash Equivalents at End of Period	$1,263,067	$804,664

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$266,254	$300,395
Income taxes	35,332	52,629
Business Combination
Reissuance of treasury stock pursuant to acquisition	$252,940	$—
Fair value of tangible assets acquired	2,065,172	—
Intangible assets	17,800	—
Liabilities assumed	1,843,976	—
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

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026.

The Corporation evaluates subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC for potential recognition or disclosure in the Consolidated Financial Statements.

Significant Accounting Policies

The significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements are disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these accounting policies during the three and six months ended June 30, 2026.

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

In April 2026, FASB issued ASU 2026-01 Equity (Topic 505): Initial Measurement of Paid‑in‑Kind Dividends on Equity‑Classified Preferred Stock ("ASU 2026-01"). This update provides direction on how an issuer should initially measure paid-in-kind dividends on equity-classified preferred stock. The Corporation will adopt ASU 2026-01 on January 1, 2027. The Corporation does not expect the adoption of ASU 2026-01 to have a material impact on its Consolidated Financial Statements.

In May 2026, FASB issued ASU 2026-02 Environmental Credits and Environmental Credit Obligations (Topic 818) ("ASU 2026-02"). This update establishes comprehensive accounting and disclosure requirements for environmental credits and environmental credit obligations. The Corporation will adopt ASU 2026-02 on January 1, 2028. The Corporation does not expect the adoption of ASU 2026-02 to have a material impact on its Consolidated Financial Statements.

Reclassifications

Certain amounts in the 2025 Consolidated Financial Statements and related notes have been reclassified to conform to the 2026 presentation.

NOTE 2 – Business Combinations

Blue Foundry Bancorp

On the Acquisition Date, the Corporation completed the Blue Foundry Merger, and Blue Foundry Bank became a wholly owned subsidiary of the Corporation. On July 11, 2026, Blue Foundry Bank merged with and into Fulton Bank at the time of systems conversion.

Pursuant to the terms of the Blue Foundry Merger Agreement, each share of Blue Foundry common stock was converted into the right to receive 0.650 of a share of the Corporation's common stock, with cash paid in lieu of fractional shares. On the Acquisition Date, the Corporation issued an aggregate of 12,435,551 shares of common stock.

The Blue Foundry Merger was accounted for as a business combination using the acquisition method of accounting, and, accordingly, the assets acquired, the liabilities assumed, and consideration transferred were recorded at their estimated fair values as of the Acquisition Date. The $13.9 million excess of merger consideration over the fair value of net assets acquired in the Blue Foundry Merger was recorded as goodwill and is neither amortizable nor deductible for tax purposes.

The following table summarizes the consideration transferred and the estimated fair values of identifiable assets acquired and liabilities assumed in connection with the Blue Foundry Merger on the Acquisition Date:

Estimated Fair Value
(dollars in thousands)
Consideration transferred:
Common stock issued (12,435,551)	$252,940
Cash paid to Blue Foundry Bancorp shareholders	5
Value of consideration	252,945
Assets acquired:
Cash and due from banks	9,109
Interest bearing deposits with banks	118,219
FHLB Stock	14,478
Investment securities	226,456
Loans,net	1,552,046
Premises and equipment	19,472
Other assets	143,192
Total assets	2,082,972
Liabilities assumed:
Deposits	1,532,465
Borrowings	276,000
Other liabilities	35,511
Total liabilities	1,843,976
Net assets acquired	238,996
Goodwill resulting from acquisition	$13,949

The values assigned to assets acquired and liabilities assumed and the impact on associated income taxes are preliminary and subject to change up to one year from the Acquisition Date as the Corporation continues to finalize the valuation of loans, premises and equipment, intangible assets and deferred taxes. Adjustments recorded during the measurement period will be recognized retrospectively as if the accounting was completed as of the Acquisition Date.

Goodwill recognized in connection with the Blue Foundry Merger is primarily attributable to the expected synergies from combining operations, including cost savings from systems integration and anticipated growth opportunities.

The following is a description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed in the Blue Foundry Merger.

Cash and due from banks: The fair value of cash and due from banks approximates its book value.

Investment securities: A portion of the investment securities portfolio acquired in the Blue Foundry Merger, with a fair value of $142.2 million, was sold shortly after the Acquisition Date. The fair value of the sold portion of the investment portfolio was determined based on the proceeds received from the sale. The remaining investment securities, with a fair value of $84.3 million, were retained in the AFS portfolio and valued using quoted market prices, dealer quotations and pricing information obtained from independent pricing services.

Loans: The Corporation recorded $1.6 billion of acquired loans at their estimated fair values as of the Acquisition Date. The estimated fair value of the loans was based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors from the perspective of a market participant. Loan cash flows were generated on an individual loan basis. The PD, LGD, exposure at default and prepayment assumptions are the key factors driving credit losses that are embedded in the estimated cash flows.

The following table presents information with respect to the estimated fair value and unpaid principal balance of acquired loans and leases:

	April 1, 2026
	Unpaid Principal Balance	Estimated Fair Value
	(dollars in thousands)
Real estate - commercial mortgage	$1,016,045	$939,966
Commercial and industrial	140,765	123,093
Real-estate - residential mortgage	428,399	389,599
Real-estate - home equity	35,980	33,285
Real-estate - construction	66,970	66,091
Consumer	12	12
Total acquired loans	$1,688,171	$1,552,046

The following table summarizes PCD Loans:

April 1, 2026
(dollars in thousands)
Book balance of loans with deteriorated credit quality at acquisition	$83,522
Fair value of loans with deteriorated credit quality at acquisition	72,785
Fair value discount	10,737
PCD loans credit discount	(4,136)
Non-credit discount	$6,601

The Blue Foundry Merger resulted in the addition of $31.0 million to the ACL, including the $4.1 million identified with respect to PCD Loans.

Intangible Assets: The Corporation recorded a $17.8 million CDI reflected in other assets that is being amortized over seven years using the sum-of-the-years digits method. The CDI estimated fair value was determined using the net cost savings method. The net cost savings method is defined as the difference between the cost of funds of core deposits and an alternative cost of funds for those deposits. The CDI estimated fair value was determined by projecting discounted net cash flows that included assumptions related to customer attrition rates, discount rates, deposit interest rates, deposit account maintenance costs and alternative cost of funding rates.

FHLB stock: The Corporation acquired $14.5 million of FHLB stock. The estimated fair value of the FHLB stock approximated its book value.

Accrued interest receivable: The Corporation acquired $9.2 million accrued interest receivable. The fair value of the accrued interest receivable approximated its book value.

Premises and equipment: The Corporation acquired $19.5 million of premises and equipment. The fair value was measured using comparative market analysis.

Leases: The Corporation acquired a $20.4 million operating lease right-of-use asset reflected in other assets in the Consolidated Balance Sheet and a $22.7 million operating lease liability reflected in other liabilities. The fair value of the operating lease right-of-use asset is measured at the present value of the remaining lease payments adjusted for market terms. The fair value of the operating lease liability is measured at the present value of the remaining lease payments.

Deferred tax assets: The Corporation acquired $57.2 million of deferred tax assets reflected in other assets. The deferred tax assets are deemed to be fully realizable.

Deposits: Demand deposits, savings and money market deposits and time deposits were recorded at book value which approximated their fair value. The Corporation recorded $17.8 million of CDI in other assets for these core deposits.

Borrowings: The Corporation assumed borrowings with a fair value of $276.0 million, which approximated their stated value because these were short-term advances.

Acquisition-related expenses:

The Corporation developed a comprehensive integration plan under which it incurred direct costs that are expensed as incurred. Costs related to the Blue Foundry Merger are included in acquisition-related expenses in the Consolidated Statements of Income.

The following table details the costs incurred and classified as acquisition-related expenses:

	Three months ended	Six months ended
	June 30, 2026	June 30, 2026
	(dollars in thousands)
Salaries and employee benefits	$2,918	$2,918
Net occupancy	42	42
Professional fees	2,750	3,994
Charitable donation	1,500	1,500
Other	6,629	8,029
	$13,839	$16,483

In connection with the Blue Foundry Merger, the Corporation made a $1.5 million donation to the Fulton Forward Foundation designated to be used to provide impact grants in support of nonprofit community organizations in New Jersey.

The following table presents the change in goodwill during the period:

Six months ended
June 30, 2026
(dollars in thousands)
Goodwill at December 31, 2025	$553,346
Goodwill from Blue Foundry Merger	13,949
Goodwill at June 30, 2026	$567,295

Unaudited Pro Forma Information:

The following table summarizes the results of operations contributed by Blue Foundry Merger presented in the unaudited Consolidated Statements of Income:

Three months ended
June 30, 2026
(dollars in thousands)
Total interest income	$28,468
Total interest expense	11,006
Net interest income	17,462
Provision for credit losses	(2,403)
Net Interest Income After Provision for Credit Losses	19,865
Total non-interest income	314
Total non-interest expense	11,991
Income Before Income Taxes	8,188
Income taxes	2,318
Net Income	$5,870

Unaudited Pro Forma Statements of Income

The table below presents the pro forma results of the operations of the combined institutions (Blue Foundry and the Corporation) as if the Blue Foundry Merger occurred on January 1, 2025. The pro forma adjustments in the tables below are limited to the effects of fair value mark amortization and accretion and intangible asset amortization and do not consider future cost savings the Corporation expects to achieve from the Blue Foundry Merger. No additional acquisition-related expenses have been included in the pro forma results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net interest income	$283,205	$271,060	$561,319	$538,207
Provision for credit losses	4,897	9,070	20,682	23,169
Net Interest Income After Provision for Credit Losses	278,308	261,990	540,637	515,038
Total non-interest income	79,306	69,553	149,671	137,179
Total non-interest expense	216,956	221,301	431,831	428,145
Income Before Income Taxes	140,658	110,242	258,477	224,072
Income tax expense	27,858	21,080	50,316	42,915
Net Income	$112,800	$89,162	$208,161	$181,157

NOTE 3 – Restrictions on Cash and Cash Equivalents

Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the Consolidated Balance Sheets. The amounts of such collateral as of June 30, 2026 and December 31, 2025 were $14.9 million and $27.0 million, respectively.

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
State and municipal securities	$931,962	$224	$(116,231)	$815,955
Corporate debt securities	210,070	1,596	(4,091)	207,575
Collateralized mortgage obligations	1,192,896	3,062	(11,639)	1,184,319
Residential mortgage-backed securities	786,030	3,351	(23,853)	765,528
Commercial mortgage-backed securities	679,928	—	(92,255)	587,673
Total	$3,800,886	$8,233	$(248,069)	$3,561,050

Held to Maturity
Residential mortgage-backed securities	$516,680	$2,936	$(44,721)	$474,895
Collateralized mortgage obligations	163,019	—	(2,840)	160,179
Commercial mortgage-backed securities	882,010	—	(123,346)	758,664
Total	$1,561,709	$2,936	$(170,907)	$1,393,738

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
State and municipal securities	$951,764	$326	$(125,397)	$826,693
Corporate debt securities	219,699	1,302	(6,080)	214,921
Collateralized mortgage obligations	1,034,548	12,758	(7,228)	1,040,078
Residential mortgage-backed securities	781,966	5,891	(21,140)	766,717
Commercial mortgage-backed securities	647,375	80	(88,005)	559,450
Total	$3,635,352	$20,357	$(247,850)	$3,407,859

Held to Maturity
Residential mortgage-backed securities	$573,636	$4,978	$(44,093)	$534,521
Commercial mortgage-backed securities	852,249	—	(119,192)	733,057
Total	$1,425,885	$4,978	$(163,285)	$1,267,578

Investment securities carried at $322.8 million and $373.3 million at June 30, 2026 and December 31, 2025, respectively, were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of June 30, 2026, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because issuers may have the right to call, or borrowers may have the right to prepay, with or without call or prepayment penalties.

	June 30, 2026
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$6,530	$6,486	$—	$—
Due from one year to five years	88,012	87,206	—	—
Due from five years to ten years	221,810	219,079	—	—
Due after ten years	825,680	710,759	—	—
	1,142,032	1,023,530	—	—
Residential mortgage-backed securities(1)	786,030	765,528	516,680	474,895
Commercial mortgage-backed securities(1)	679,928	587,673	882,010	758,664
Collateralized mortgage obligations(1)	1,192,896	1,184,319	163,019	160,179
Total	$3,800,886	$3,561,050	$1,561,709	$1,393,738
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross realized gains and losses on the sales of securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended	(dollars in thousands)
June 30, 2026	$—	$—	$—
June 30, 2025	—	—	—

Six months ended
June 30, 2026	$—	$—	$—
June 30, 2025	663	(665)	(2)

The following tables present the gross unrealized losses and estimated fair values of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2026
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale	(dollars in thousands)
State and municipal securities	28	$60,146	$(597)	252	$729,402	$(115,634)	$789,548	$(116,231)
Corporate debt securities	9	47,846	(301)	16	106,943	(3,790)	154,789	(4,091)
Collateralized mortgage obligations	25	495,539	(3,998)	68	67,346	(7,641)	562,885	(11,639)
Residential mortgage-backed securities	25	252,623	(1,755)	71	184,811	(22,098)	437,434	(23,853)
Commercial mortgage-backed securities	11	140,048	(2,137)	128	447,625	(90,118)	587,673	(92,255)
Total available for sale	98	$996,202	$(8,788)	535	$1,536,127	$(239,281)	$2,532,329	$(248,069)

Held to Maturity
Residential mortgage-backed securities	4	$34,560	$(290)	118	$240,575	$(44,431)	$275,135	$(44,721)
Collateralized mortgage obligations	4	160,179	(2,840)	—	—	—	160,179	(2,840)
Commercial mortgage-backed securities	1	33,962	(890)	60	724,702	(122,456)	758,664	(123,346)
Total held to maturity	9	$228,701	$(4,020)	178	$965,277	$(166,887)	$1,193,978	$(170,907)

	December 31, 2025
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(dollars in thousands)
State and municipal securities	3	$10,532	$(127)	277	$776,597	$(125,270)	$787,129	$(125,397)
Corporate debt securities	5	22,911	(329)	21	145,563	(5,751)	168,474	(6,080)
Collateralized mortgage obligations	1	19,806	(128)	72	74,446	(7,100)	94,252	(7,228)
Residential mortgage-backed securities	3	34,766	(97)	75	240,422	(21,043)	275,188	(21,140)
Commercial mortgage-backed securities	4	51,600	(155)	131	493,235	(87,850)	544,835	(88,005)
Total available for sale	16	$139,615	$(836)	576	$1,730,263	$(247,014)	$1,869,878	$(247,850)

Held to Maturity
Residential mortgage-backed securities	—	$—	$—	120	$275,497	$(44,093)	$275,497	$(44,093)
Commercial mortgage-backed securities	—	—	—	60	733,057	(119,192)	733,057	(119,192)
Total held to maturity	—	$—	$—	180	$1,008,554	$(163,285)	$1,008,554	$(163,285)

The Corporation's collateralized mortgage obligations, residential mortgage-backed securities and commercial mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. In addition, these securities have principal payments that are guaranteed by GSEs. Therefore, the Corporation did not record an ACL for these securities as of June 30, 2026 and December 31, 2025. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost.

Based on the payment status and management's evaluation of the Corporation's state and municipal securities, no ACL was required for these securities as of June 30, 2026 and December 31, 2025. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

The majority of the corporate debt securities were rated at or above investment grade as of June 30, 2026 and December 31, 2025. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of June 30, 2026 and December 31, 2025. The Corporation does not have the intent to sell, and does not believe it will more likely than not to be required to sell, any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
NOTE 5 - Loans and Allowance for Credit Losses
Loans and leases, net of unearned income

Loans and leases, net of unearned income, are summarized as follows:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Real estate - commercial mortgage	$10,914,813	$9,820,944
Commercial and industrial	4,559,732	4,539,060
Real estate - residential mortgage	7,250,949	6,669,993
Real estate - home equity	1,336,068	1,242,831
Real estate - construction	946,654	970,298
Consumer	570,093	564,349
Leases and other loans(1)	355,984	337,409
Net loans	$25,934,293	$24,144,884
(1) Includes unearned income of $40.8 million and $36.8 million as of June 30, 2026 and December 31, 2025, respectively.

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

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
ACL - loans	$382,580	$364,462
Reserve for OBS credit exposures(1)	$13,515	$14,972
(1) Included in other liabilities on the Consolidated Balance Sheets.

The following table presents the activity in the ACL - loans balances:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Balance at beginning of period	$367,489	$379,677	$364,462	379,156
Initial allowance for credit losses on purchased loans	30,993	—	34,344	—
Loans charged off	(26,010)	(15,916)	(44,328)	(35,950)
Recoveries of loans previously charged off	3,994	4,202	7,404	11,645
Net loans (charged off) recovered	(22,016)	(11,714)	(36,924)	(24,305)
Provision for credit losses(1) (2)	6,308	9,374	20,892	22,486
Other	$(194)	$—	$(194)	$—
Balance at end of period	$382,580	$377,337	$382,580	$377,337
Provision for OBS credit exposures(1)	$(1,411)	$(767)	$(1,553)	$19
Reserve for OBS credit exposures	$13,515	$14,180	$13,515	$14,180
(1) The sum of these amounts is reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision only includes the portion related to net loans.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Real Estate -Residential Mortgage	Consumer and Real Estate - Home Equity	Real Estate - Construction	Leases and other loans	Total
	(dollars in thousands)
Three months ended June 30, 2026
Balance at March 31, 2026	$159,042	$78,978	$89,860	$24,194	$9,353	$6,062	$367,489
Initial allowance for credit losses on purchased loans	19,993	5,622	4,915	288	175	—	30,993
Loans charged off	(10,789)	(12,015)	(121)	(2,119)	—	(966)	(26,010)
Recoveries of loans previously charged off	1,629	1,280	197	484	—	404	3,994
Net loans (charged off) recovered	(9,160)	(10,735)	76	(1,635)	—	(562)	(22,016)
Provision for loan losses(1) (2)	(1,641)	3,006	729	3,077	630	507	6,308
Other	—	(194)	—	—	—	—	(194)
Balance at June 30, 2026	$168,234	$76,677	$95,580	$25,924	$10,158	$6,007	$382,580
Three months ended June 30, 2025
Balance at March 31, 2025	$162,146	$96,851	$82,416	$19,294	$15,900	$3,070	$379,677
Loans charged off	(6,402)	(5,780)	(258)	(1,885)	(100)	(1,491)	(15,916)
Recoveries of loans previously charged off	133	2,628	203	899	99	240	4,202
Net loans (charged off) recovered	(6,269)	(3,152)	(55)	(986)	(1)	(1,251)	(11,714)
Provision for loan and lease losses(1) (2)	(2,494)	3,821	(5)	1,173	4,837	2,042	9,374
Balance at June 30, 2025	$153,383	$97,520	$82,356	$19,481	$20,736	$3,861	$377,337
Six months ended June 30, 2026
Balance at December 31, 2025	$157,302	$77,740	$88,961	$23,026	$10,896	$6,537	$364,462
Initial allowance for credit losses on purchased loans	22,771	6,116	4,915	288	254	—	34,344
Loans charged off	(14,891)	(22,560)	(512)	(4,284)	—	(2,081)	(44,328)
Recoveries of loans previously charged off	2,330	2,020	268	1,068	884	834	7,404
Net loans (charged off) recovered	(12,561)	(20,540)	(244)	(3,216)	884	(1,247)	(36,924)
Provision for loan losses(1) (2)	722	13,555	1,948	5,826	(1,876)	717	20,892
Other	—	(194)	—	—	—	—	(194)
Balance at June 30, 2026	$168,234	$76,677	$95,580	$25,924	$10,158	$6,007	$382,580
Six months ended June 30, 2025
Balance at December 31, 2024	$158,181	$92,212	$81,331	$19,397	$25,140	$2,895	$379,156
Loans charged off	(18,508)	(9,645)	(601)	(4,078)	(100)	(3,018)	(35,950)
Recoveries of loans previously charged off	507	8,580	377	1,559	181	441	11,645
Net loans (charged off) recovered	(18,001)	(1,065)	(224)	(2,519)	81	(2,577)	(24,305)
Provision for loan losses(1)(2)	13,203	6,373	1,249	2,603	(4,485)	3,543	22,486
Balance at June 30, 2025	$153,383	$97,520	$82,356	$19,481	$20,736	$3,861	$377,337
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

Collateral-Dependent Loans

A loan or a lease is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans and leases deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent loans or leases consists of various types of real estate, including residential properties, commercial properties, such as retail centers, office buildings and lodging, agricultural land and vacant land. Commercial and industrial loans may also be secured by real estate.

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of June 30, 2026 and December 31, 2025, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any.

As of June 30, 2026 and December 31, 2025, approximately 94% and 88%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months, or actual fair value based on active fully-executed letters of intent to purchase or agreements of sale.

Non-accrual Loans

The following table presents total non-accrual loans, by class segment:

	June 30, 2026			December 31, 2025
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$27,018	$36,921	$63,939	$27,437	$44,613	$72,050
Commercial and industrial	18,331	21,037	39,368	19,822	24,281	44,103
Real estate - residential mortgage	28,092	5,383	33,475	25,423	2,328	27,751
Real estate - home equity	8,096	—	8,096	7,126	—	7,126
Real estate - construction	1,559	—	1,559	1,661	—	1,661
Consumer	2	—	2	3	—	3
Leases and other loans	18	—	18	32	1,146	1,178
Total	$83,116	$63,341	$146,457	$81,504	$72,368	$153,872

As of June 30, 2026 and December 31, 2025, there were $63.3 million and $72.4 million, respectively, of non-accrual loans that did not have a specific valuation allowance within the ACL. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

Asset Quality

Maintaining an appropriate ACL is dependent on various factors, including the ability to identify potential problem loans in a timely manner. For commercial construction loans, commercial and industrial loans, commercial real estate loans and leases and other loans, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk categories is a significant component of the ACL methodology for these loans, which bases the PD on this migration. Assigning risk ratings involves judgment. The Corporation's independent loan review function provides a separate assessment of risk rating accuracy. Risk ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff or if specific loan review assessments identify a deterioration or an improvement in a loan.

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	June 30, 2026
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2026	2025	2024	2023	2022	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$639,314	$928,088	$844,822	$1,175,511	$1,452,504	$4,918,281	$105,453	$—	$10,063,973
Special Mention	448	24,232	13,366	50,192	94,565	225,896	1,533	—	410,232
Substandard or Lower	—	18,308	20,261	36,831	83,307	281,280	621	—	440,608
Total real estate - commercial mortgage	639,762	970,628	878,449	1,262,534	1,630,376	5,425,457	107,607	—	10,914,813
Real estate - commercial mortgage
Current period gross charge-offs	—	(4,462)	(2,570)	(2,507)	(3,658)	(1,694)	—	—	(14,891)
Commercial and industrial
Pass	389,029	501,315	297,823	296,547	428,364	876,339	1,393,474	482	4,183,373
Special Mention	555	22,114	11,439	14,577	9,043	50,400	55,097	—	163,225
Substandard or Lower	320	9,724	9,893	13,064	17,477	70,990	86,136	5,530	213,134
Total commercial and industrial	389,904	533,153	319,155	324,188	454,884	997,729	1,534,707	6,012	4,559,732
Commercial and industrial
Current period gross charge-offs	—	(110)	(83)	(2,034)	(600)	(3,239)	(16,494)	—	(22,560)
Real estate - construction(1)
Pass	50,892	168,488	189,814	124,234	8,351	60,110	52,298	800	654,987
Special Mention	—	—	5,959	—	3,992	—	1,292	7,452	18,695
Substandard or Lower	—	—	—	678	7,696	372	—	—	8,746
Total real estate - construction	50,892	168,488	195,773	124,912	20,039	60,482	53,590	8,252	682,428
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Leases and other loans
Pass	117,483	102,099	31,058	59,835	25,023	10,890	—	—	346,388
Special Mention	—	204	346	713	981	539	—	—	2,783
Substandard or Lower	—	609	2,554	1,741	1,614	295	—	—	6,813
Total leases and other loans	117,483	102,912	33,958	62,289	27,618	11,724	—	—	355,984
Leases and other loans
Current period gross charge-offs	(370)	(652)	(186)	(124)	(162)	(587)	—	—	(2,081)
Total
Pass	1,196,718	1,699,990	1,363,517	1,656,127	1,914,242	5,865,620	1,551,225	1,282	15,248,721
Special Mention	1,003	46,550	31,110	65,482	108,581	276,835	57,922	7,452	594,935
Substandard or Lower	320	28,641	32,708	52,314	110,094	352,937	86,757	5,530	669,301
Total	$1,198,041	$1,775,181	$1,427,335	$1,773,923	$2,132,917	$6,495,392	$1,695,904	$14,264	$16,512,957
(1) Excludes non-commercial real estate - construction.

Total criticized and classified loans at June 30, 2026 decreased $193.2 million, or 13.3%, compared to December 31, 2025. Total criticized and classified loans at June 30, 2026 included $52.0 million acquired in the Blue Foundry Merger.

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

	June 30, 2026
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2026	2025	2024	2023	2022	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$434,141	$813,038	$520,259	$629,623	$1,424,812	$3,367,480	$4,774	$—	$7,194,127
Non-performing	—	1,517	1,270	1,964	12,567	39,504	—	—	56,822
Total real estate - residential mortgage	434,141	814,555	521,529	631,587	1,437,379	3,406,984	4,774	—	7,250,949
Real estate - residential mortgage
Current period gross charge-offs	—	—	(91)	(84)	(209)	(128)	—	—	(512)
Consumer and real estate - home equity
Performing	297,928	12,038	22,235	60,532	116,115	239,740	1,123,955	21,232	1,893,775
Non-performing	9	143	586	270	1,330	5,555	2,210	2,283	12,386
Total consumer and real estate - home equity	297,937	12,181	22,821	60,802	117,445	245,295	1,126,165	23,515	1,906,161
Consumer and real estate - home equity
Current period gross charge-offs	(5)	(235)	(252)	(382)	(367)	(2,712)	(331)	—	(4,284)
Construction - residential
Performing	76,416	153,931	26,735	959	203	—	—	—	258,244
Non-performing	—	—	4,576	—	1,406	—	—	—	5,982
Total construction - residential	76,416	153,931	31,311	959	1,609	—	—	—	264,226
Construction - residential
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	808,485	979,007	569,229	691,114	1,541,130	3,607,220	1,128,729	21,232	9,346,146
Non-performing	9	1,660	6,432	2,234	15,303	45,059	2,210	2,283	75,190
Total	$808,494	$980,667	$575,661	$693,348	$1,556,433	$3,652,279	$1,130,939	$23,515	$9,421,336

	December 31, 2025
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$724,505	$536,668	$662,479	$1,412,885	$1,603,854	$1,684,033	$—	$—	$6,624,424
Non-performing	134	645	2,102	9,752	4,961	27,975	—	—	45,569
Total real estate - residential mortgage	724,639	537,313	664,581	1,422,637	1,608,815	1,712,008	—	—	6,669,993
Real estate - residential mortgage
Current period gross charge-offs	—	(19)	(201)	(294)	(161)	(378)	—	—	(1,053)
Consumer and real estate - home equity
Performing	231,952	23,963	74,129	140,759	43,561	201,571	1,042,448	36,924	1,795,307
Non-performing	97	84	143	409	568	4,992	2,497	3,083	11,873
Total consumer and real estate - home equity	232,049	24,047	74,272	141,168	44,129	206,563	1,044,945	40,007	1,807,180
Consumer and real estate - home equity
Current period gross charge-offs	(215)	(262)	(998)	(1,556)	(708)	(4,505)	(573)	—	(8,817)
Construction - residential
Performing	164,473	72,583	1,395	2,280	—	—	—	—	240,731
Non-performing	—	606	—	1,406	—	—	—	—	2,012
Total construction - residential	164,473	73,189	1,395	3,686	—	—	—	—	242,743
Construction - residential
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	1,120,930	633,214	738,003	1,555,924	1,647,415	1,885,604	1,042,448	36,924	8,660,462
Non-performing	231	1,335	2,245	11,567	5,529	32,967	2,497	3,083	59,454
Total	$1,121,161	$634,549	$740,248	$1,567,491	$1,652,944	$1,918,571	$1,044,945	$40,007	$8,719,916

The following table presents non-performing assets:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Non-accrual loans	$146,457	$153,872
Loans 90 days or more past due and still accruing	34,815	29,924
Total non-performing loans	181,272	183,796
OREO(1)	5,791	1,365
Total non-performing assets	$187,063	$185,161
(1) Excludes $20.7 million and $19.1 million of residential mortgage properties for which formal foreclosure proceedings were in process as of June 30, 2026 and December 31, 2025, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
June 30, 2026
Real estate - commercial mortgage	$24,594	$4,588	$2,506	$63,939	$10,819,186	$10,914,813
Commercial and industrial	6,157	3,950	98	39,368	4,510,159	4,559,732
Real estate - residential mortgage	48,760	6,294	23,346	33,475	7,139,074	7,250,949
Real estate - home equity	8,475	1,465	3,577	8,096	1,314,455	1,336,068
Real estate - construction	5,200	1,977	4,576	1,559	933,342	946,654
Consumer	4,776	1,574	712	2	563,029	570,093
Leases and other loans(1)	137	296	—	18	355,533	355,984
Total	$98,099	$20,144	$34,815	$146,457	$25,634,778	$25,934,293
(1) Includes unearned income.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
December 31, 2025
Real estate - commercial mortgage	$19,762	$17,757	$2,931	$72,050	$9,708,444	$9,820,944
Commercial and industrial	5,023	4,563	3,653	44,103	4,481,718	4,539,060
Real estate - residential mortgage	48,246	7,912	17,818	27,751	6,568,266	6,669,993
Real estate - home equity	15,646	1,417	3,958	7,126	1,214,684	1,242,831
Real estate - construction	3,698	2,555	606	1,661	961,778	970,298
Consumer	6,334	1,604	788	3	555,620	564,349
Leases and other loans(1)	160	193	170	1,178	335,708	337,409
Total	$98,869	$36,001	$29,924	$153,872	$23,826,218	$24,144,884
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

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Term Extension
	2026		2025
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended June 30,
Real estate - commercial mortgage	$6,529	0.06%	$29,085	0.30%
Commercial and industrial	5,009	0.11	18,267	0.40
Real estate - residential mortgage	2,698	0.04	1,677	0.03
Real estate - home equity	—	—	41	—
Real estate - construction	—	—	20,769	1.80
Total	$14,236		$69,839

Six months ended June 30,
Real estate - commercial mortgage	$6,529	0.06%	$29,196	0.30%
Commercial and industrial	6,173	0.14	21,964	0.48
Real estate - residential mortgage	4,916	0.07	4,085	0.06
Real estate - home equity	—	—	352	0.03
Real estate - construction	—	—	20,769	1.80
Total	$17,618		$76,366

	Interest Rate Reduction
	2026		2025
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended June 30,
Real estate - residential mortgage	$586	0.01%	$—	—%

Six months ended June 30,
Real estate - residential mortgage	$1,148	0.02%	$—	—%

	Interest Rate Reduction and Term Extension
	2026		2025
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended June 30,
Real estate - residential mortgage	$4,290	0.06%	$601	0.01%

Six months ended June 30,
Real estate - residential mortgage	$5,891	0.08%	$2,027	0.03%

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Financial Effect
Three months ended June 30, 2026
Real estate - commercial mortgage	Added a weighted-average 0.77 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.75 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.52 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Three months ended June 30, 2025
Real estate - commercial mortgage	Added a weighted-average 0.68 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.74 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.15 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 21.75 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - construction	Added a weighted-average 0.89 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Six months ended June 30, 2026
Real estate - commercial mortgage	Added a weighted-average 0.77 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.80 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 7.85 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Six months ended June 30, 2025
Real estate - commercial mortgage	Added a weighted-average 0.69 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.77 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.55 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 13.22 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - construction	Added a weighted-average 0.89 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Interest Rate Reduction
Financial Effect
Three months ended June 30, 2026
Real estate - residential mortgage	Reduced weighted-average interest rate from 5.37% to 3.40%

Three months ended June 30, 2025
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.68% to 3.25%

Six months ended June 30, 2026
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.70% to 2.83%

Six months ended June 30, 2025
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.38% to 2.55%
During the three and six months ended June 30, 2026 and 2025, there were no loans modified due to financial difficulty where there was a principal balance forgiveness.

The following table presents the performance of loans that have been modified due to financial difficulty in the previous 12 months:

		30-89	90+		Total
		Days Past	Past Due	Non-	Past
	Current	Due	and Accruing	Accrual	Due
June 30, 2026	(dollars in thousands)
Real estate - commercial mortgage	$67,704	$342	$897	$1,064	$2,303
Commercial and industrial	9,847	586	—	4,552	5,138
Real estate - residential mortgage	5,345	4,362	686	4,206	9,254
Real estate - home equity	—	—	36	—	36
Real estate - construction	2,750	—	—	—	—
Total	$85,646	$5,290	$1,619	$9,822	$16,731

There were no commitments to lend additional funds to borrowers with loan modifications as a result of financial difficulty as of June 30, 2026.

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the Consolidated Balance Sheets, with adjustments to the carrying value included in mortgage banking income on the Consolidated Statements of Income:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$30,168	$30,298	$29,734	$30,691
Originations of MSRs	1,183	924	2,727	1,625
Amortization	(1,075)	(1,089)	(2,185)	(2,183)
Balance at end of period	$30,276	$30,133	$30,276	$30,133

Estimated fair value of MSRs at end of period	$54,639	$51,629	$54,639	$51,629

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.0 billion as of June 30, 2026 and December 31, 2025. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $54.6 million and $49.9 million as of June 30, 2026 and December 31, 2025, respectively. Based on the Corporation's fair value analysis, it was determined that no valuation allowance was required as of June 30, 2026.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2026		December 31, 2025
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$216,536	$974	$203,580	$563
Negative fair values	1,794	(18)	926	(6)
Forward Commitments
Positive fair values	78,401	49	—	—
Negative fair values	—	—	71,207	(156)
Interest Rate Derivatives with Customers(1)
Positive fair values	1,432,303	15,958	2,118,722	39,236
Negative fair values	3,540,011	(151,612)	2,747,758	(130,521)
Interest Rate Derivatives with Dealer Counterparties
Positive fair values	3,540,011	95,138	2,747,758	77,528
Negative fair values	1,432,303	(16,324)	2,118,722	(39,606)
Interest Rate Derivatives used in Cash Flow Hedges
Positive fair values	2,000,000	2,359	2,950,000	11,489
Negative fair values	1,050,000	(3,846)	—	—
Foreign Exchange Contracts with Customers
Positive fair values	11,532	242	1,239	8
Negative fair values	5,181	(269)	13,007	(714)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	8,993	378	14,424	883
Negative fair values	12,496	(218)	1,870	(6)
(1) Fair values are net of a valuation allowance of $366 thousand as of June 30, 2026 and December 31, 2025.

The following table presents the effect of cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivatives	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)
Three months ended June 30, 2026
Interest Rate Products	$(6,910)	$(6,910)	$—	Interest Income	$(628)	$(628)	$—
Interest Rate Products	—	—	—	Interest Expense	(201)	(201)	—
Total	$(6,910)	$(6,910)	$—		$(829)	$(829)	$—
Three months ended June 30, 2025
Interest Rate Products	$(285)	$(285)	$—	Interest Income	$(5,048)	$(5,048)	$—
Interest Rate Products	341	341	—	Interest Expense	(66)	(66)	—
Total	$56	$56	$—		$(5,114)	$(5,114)	$—
Six months ended June 30, 2026
Interest Rate Products	$(14,042)	$(14,042)	$—	Interest Income	$(4,349)	$(4,349)	$—
Interest Rate Products	—	—	—	Interest Expense	(433)	(433)	—
Total	$(14,042)	$(14,042)	$—		$(4,782)	$(4,782)	$—
Six months ended June 30, 2025
Interest Rate Products	$3,256	$3,256	$—	Interest Income	$(9,538)	$(9,538)	$—
Interest Rate Products	(919)	(919)	—	Interest Expense	(120)	(120)	—
Total	$2,337	$2,337	$—		$(9,658)	$(9,658)	$—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement:

	Consolidated Statements of Income Classification
	2026		2025
	Interest Income	Interest Expense	Interest Income	Interest Expense
	(dollars in thousands)
Three months ended June 30,
Total amounts of income line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$(628)	$(201)	$(5,048)	$(66)
The effects of fair value and cash flow hedging:
Amount of (loss) gain reclassified from AOCI into income	(628)	(201)	(5,048)	(66)
Interest rate derivatives:
Amount of (loss) gain reclassified from AOCI into income as a result of a forecasted transaction that is no longer probable of occurring	—	—	—	—
Amount of (loss) gain reclassified from AOCI into income - included component	(628)	(201)	(5,048)	(66)
Amount of (loss) gain reclassified from AOCI into income - excluded component	—	—	—	—

Six months ended June 30,
Total amounts of income line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$(4,349)	$(433)	$(9,538)	$(120)
The effects of fair value and cash flow hedging:
Amount of (loss) gain reclassified from AOCI into income	(4,349)	(433)	(9,538)	(120)
Interest rate derivatives:
Amount of (loss) gain reclassified from AOCI into income as a result of a forecasted transaction that is no longer probable of occurring	—	—	—	—
Amount of (loss) gain reclassified from AOCI into income - included component	(4,349)	(433)	(9,538)	(120)
Amount of (loss) gain reclassified from AOCI into income - excluded component	—	—	—	—

During the next twelve months, the Corporation estimates that an additional $8.0 million will be reclassified as a decrease to net interest income.

The following table presents the fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended June 30,		Six months ended June 30,
		2026	2025	2026	2025
		(dollars in thousands)
Mortgage banking derivatives(1)	Mortgage banking income	$(126)	$181	$604	$(134)
Interest rate derivatives	Other income	—	9	(38)	131
Foreign exchange contracts	Other income	148	31	(38)	142
Net fair value gains on derivative financial instruments		$22	$221	$528	$139
(1) Includes interest rate locks with customers and forward commitments.

The Corporation has elected to measure mortgage and commercial loans held for sale at fair value. The following table presents mortgage and commercial loans held for sale and the impact of the fair value election on the Consolidated Financial Statements:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Amortized cost(1)	$33,349	$16,005
Fair value	33,902	16,316
(1) Cost basis of mortgage and commercial loans held for sale represents the unpaid principal balance.

Gains related to changes in fair values of mortgage and commercial loans held for sale were $0.5 million for the three months ended June 30, 2026 compared to a gain of $0.2 million for the three months ended June 30, 2025. Gains related to changes in fair values of mortgage and commercial loans held for sale were $0.2 million for the six months ended June 30, 2026 compared to a gain of $0.3 million for the six months ended June 30, 2025.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral(2)	Amount
	(dollars in thousands)
June 30, 2026
Interest rate derivative assets	$113,455	$(17,475)	$—	$95,980
Foreign exchange derivative assets with correspondent banks	378	(378)	—	—
Total	$113,833	$(17,853)	$—	$95,980

Interest rate derivative liabilities	$171,782	$(15,988)	$(64,506)	$91,288
Foreign exchange derivative liabilities with correspondent banks	218	(378)	—	(160)
Total	$172,000	$(16,366)	$(64,506)	$91,128

December 31, 2025
Interest rate derivative assets	$128,253	$(18,829)	$—	$109,424
Foreign exchange derivative assets with correspondent banks	883	(883)	—	—
Total	$129,136	$(19,712)	$—	$109,424

Interest rate derivative liabilities	$170,127	$(30,318)	$(54,200)	$85,609
Foreign exchange derivative liabilities with correspondent banks	6	(883)	—	(877)
Total	$170,133	$(31,201)	$(54,200)	$84,732
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

NOTE 8 – Borrowings

In May 2026, the Corporation issued $300.0 million of subordinated notes due May 15, 2036 with a fixed-to-floating rate of 5.95% and an effective rate of 6.27% due to issuance costs. The subordinated notes convert to a floating rate based on three-month term SOFR, plus 217 bps, on May 15, 2031. Net proceeds from the issuance, after underwriting discounts and offering expenses, were approximately $296.0 million. In June 2026, the Corporation used $195.0 million of these proceeds to redeem the Subordinated Notes due 2030.

The issuance and redemption of these subordinated notes is reflected in senior debt and subordinated debt on the Consolidated Balance Sheets.

The Corporation recognized debt extinguishment costs of $0.8 million in connection with the redemption of the Subordinated Notes due 2030, consisting of the write-off of unamortized capitalized debt issuance costs and professional fees. These debt extinguishment costs are included in other non-interest expense in the Consolidated Statement of Income.

NOTE 9 – Accumulated Other Comprehensive Income (Loss)

The following table presents the components of OCI:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(dollars in thousands)
Three months ended June 30, 2026
Net unrealized gains on investment securities	$16,022	$(3,761)	$12,261
Amortization of net unrealized gains on AFS investment securities transferred to HTM(1)	1,699	(399)	1,300
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	(6,910)	1,782	(5,128)
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	829	(355)	474
Amortization of net unrecognized pension and postretirement items(2)	(118)	28	(90)
Total Other Comprehensive Income	$11,522	$(2,705)	$8,817

Three months ended June 30, 2025
Net unrealized losses on investment securities	$(6,926)	$1,569	$(5,357)
Amortization of net unrealized gains on AFS investment securities transferred to HTM(1)	1,736	(394)	1,342
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	56	(12)	44
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	5,114	(1,159)	3,955
Amortization of net unrecognized pension and postretirement items(2)	(138)	32	(106)
Total Other Comprehensive Loss	$(158)	$36	$(122)

Six months ended June 30, 2026
Net unrealized losses on investment securities	$(12,311)	$2,889	$(9,422)
Amortization of net unrealized gains on AFS investment securities transferred to HTM(1)	3,315	(778)	2,537
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	(14,042)	2,960	(11,082)
Reclassification adjustment for net change realized in net income on interest rate swaps used in cash flow hedges	4,782	(1,008)	3,774
Amortization of net unrecognized pension and postretirement item(2)	(255)	60	(195)
Total Other Comprehensive Loss	$(18,511)	$4,123	$(14,388)

Six months ended June 30, 2025
Net unrealized gains on investment securities	$5,704	$(1,292)	$4,412
Reclassification adjustment for securities net change included in net income(3)	2	—	2
Amortization of net unrealized gains on AFS investment securities transferred to HTM(1)	3,452	(782)	2,670
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	2,337	(529)	1,808
Reclassification adjustment for change realized in net income on interest rate swaps used in cash flow hedges	9,658	(2,188)	7,470
Amortization of net unrecognized pension and postretirement items(2)	(272)	60	(212)
Total Other Comprehensive Income	$20,881	$(4,731)	$16,150
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

The following table presents changes in each component of AOCI, net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Three months ended June 30, 2026
Balance at March 31, 2026	$(226,147)	$(2,259)	$6,519	$(221,887)
OCI before reclassifications	12,261	(5,128)	—	7,133
Amounts reclassified from AOCI	—	474	(90)	384
Amortization of net unrealized gains on AFS investment securities transferred to HTM	1,300	—	—	1,300
Balance at June 30, 2026	$(212,586)	$(6,913)	$6,429	$(213,070)

Three months ended June 30, 2025
Balance at March 31, 2025	$(264,890)	$(10,773)	$4,116	$(271,547)
OCI before reclassifications	(5,357)	44	—	(5,313)
Amounts reclassified from AOCI	—	3,955	(106)	3,849
Amortization of net unrealized gains on AFS investment securities transferred to HTM	1,342	—	—	1,342
Balance at June 30, 2025	$(268,905)	$(6,774)	$4,010	$(271,669)

Six months ended June 30, 2026
Balance at December 31, 2025	$(205,701)	$395	$6,624	$(198,682)
OCI before reclassifications	(9,422)	(11,082)	—	(20,504)
Amounts reclassified from AOCI	—	3,774	(195)	3,579
Amortization of net unrealized gains on AFS investment securities transferred to HTM	2,537	—	—	2,537
Balance at June 30, 2026	$(212,586)	$(6,913)	$6,429	$(213,070)

Six months ended June 30, 2025
Balance at December 31, 2024	$(275,989)	$(16,052)	$4,222	$(287,819)
OCI before reclassifications	4,412	1,808	—	6,220
Amounts reclassified from AOCI	2	7,470	(212)	7,260
Amortization of net unrealized gains on AFS investment securities transferred to HTM	2,670	—	—	2,670
Balance at June 30, 2025	$(268,905)	$(6,774)	$4,010	$(271,669)

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$33,902	$—	$33,902
AFS investment securities:
State and municipal securities	—	815,955	—	815,955
Corporate debt securities	—	207,575	—	207,575
Collateralized mortgage obligations	—	1,184,319	—	1,184,319
Residential mortgage-backed securities	—	765,528	—	765,528
Commercial mortgage-backed securities	—	587,673	—	587,673
Total AFS investment securities	—	3,561,050	—	3,561,050
Other assets:
Investments held in Rabbi Trust	44,161	—	—	44,161
Derivative assets	620	114,478	—	115,098
Total assets	$44,781	$3,709,430	$—	$3,754,211
Other liabilities:
Deferred compensation liabilities	$44,161	$—	$—	$44,161
Derivative liabilities	487	171,800	—	172,287
Total liabilities	$44,648	$171,800	$—	$216,448

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$16,316	$—	$16,316
AFS investment securities:
State and municipal securities	—	826,693	—	826,693
Corporate debt securities	—	214,921	—	214,921
Collateralized mortgage obligations	—	1,040,078	—	1,040,078
Residential mortgage-backed securities	—	766,717	—	766,717
Commercial mortgage-backed securities	—	559,450	—	559,450
Total AFS investment securities	—	3,407,859	—	3,407,859
Other assets:
Investments held in Rabbi Trust	39,395	—	—	39,395
Derivative assets	891	128,816	—	129,707
Total assets	$40,286	$3,552,991	$—	$3,593,277
Other liabilities:
Deferred compensation liabilities	$39,395	$—	$—	$39,395
Derivative liabilities	720	170,289	—	171,009
Total liabilities	$40,115	$170,289	$—	$210,404

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale – This category includes mortgage and commercial loans held for sale that are measured at fair value. Fair values as of June 30, 2026 and December 31, 2025 were measured at the price that secondary market investors were offering for loans with similar characteristics.

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

•Corporate debt securities – These securities are classified as Level 2. This category consists of subordinated debt and senior debt issued by financial institutions ($200.1 million at June 30, 2026 and $207.5 million at December 31, 2025) and other corporate debt issued by non-financial institutions ($7.5 million and $7.4 million at June 30, 2026 and December 31, 2025, respectively). The fair values for these corporate debt securities are determined by a third-party pricing service as detailed above.

Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

Derivative assets – Fair value of foreign currency exchange contracts are classified as Level 1 assets ($0.6 million and $0.9 million at June 30, 2026 and December 31, 2025, respectively). The foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.0 million and $0.6 million at June 30, 2026 and December 31, 2025, respectively) and the fair value of interest rate derivatives ($113.5 million at June 30, 2026 and $128.3 million at December 31, 2025). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 7 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans are classified as Level 1 liabilities and are included in other liabilities on the Consolidated Balance Sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities represent the fair value of foreign currency exchange contracts ($0.5 million and $0.7 million at June 30, 2026 and December 31, 2025, respectively).

Level 2 liabilities represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors (none at June 30, 2026 and $0.2 million at December 31, 2025) and the fair value of interest rate derivatives ($171.8 million at June 30, 2026 and $170.1 million at December 31, 2025).

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

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Loans, Net	$129,776	$135,993
OREO	5,791	1,365
MSRs(1)	54,639	49,861
SBA servicing asset	2,028	2,256
Total assets	$192,234	$189,475
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

•MSRs – This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the June 30, 2026 valuation were 7.4% and 8.6%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 6 - Mortgage Servicing Rights," for additional information.

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

The following tables detail the book values and the estimated fair values of the Corporation's financial instruments:

	June 30, 2026
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,263,067	$1,263,067	$—	$—	$1,263,067
FRB and FHLB stock	138,587	—	138,587	—	138,587
Loans held for sale	33,902	—	33,902	—	33,902
AFS investment securities	3,561,050	—	3,561,050	—	3,561,050
HTM investment securities	1,561,709	—	1,393,738	—	1,393,738
Loans, net	25,551,713	—	—	24,179,017	24,179,017
Accrued interest receivable	121,220	121,220	—	—	121,220
Other assets	745,340	591,819	115,426	62,458	769,703
FINANCIAL LIABILITIES
Demand and savings deposits	$22,668,858	$22,668,858	$—	$—	$22,668,858
Brokered deposits	975,204	78,023	896,523	—	974,546
Time deposits	4,606,280	—	4,605,576	—	4,605,576
Accrued interest payable	22,811	22,811	—	—	22,811
FHLB advances	552,500	552,975	—	—	552,975
Senior debt and subordinated debt	469,668	—	440,508	—	440,508
Other borrowings	691,808	658,098	693	—	658,791
Other liabilities	255,705	70,390	171,800	13,515	255,705

	December 31, 2025
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,061,609	$1,061,609	$—	$—	$1,061,609
FRB and FHLB stock	121,009	—	121,009	—	121,009
Loans held for sale	16,316	—	16,316	—	16,316
AFS investment securities	3,407,859	—	3,407,859	—	3,407,859
HTM investment securities	1,425,885	—	1,267,578	—	1,267,578
Loans, net	23,780,422	—	—	22,590,142	22,590,142
Accrued interest receivable	113,698	113,698	—	—	113,698
Other assets	721,469	556,071	132,043	53,482	741,596
FINANCIAL LIABILITIES
Demand and savings deposits	$21,739,113	$21,739,113	$—	$—	$21,739,113
Brokered deposits	855,042	80,215	774,914	—	855,129
Time deposits	3,995,252	—	3,991,203	—	3,991,203
Accrued interest payable	17,130	17,130	—	—	17,130
FHLB advances	250,000	251,991	—	—	251,991
Senior debt and subordinated debt	367,637	—	351,870	—	351,870
Other borrowings	679,738	654,238	916	—	655,154
Other liabilities	247,490	62,228	170,290	14,972	247,490

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

As of June 30, 2026, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Weighted average shares outstanding (basic)	191,386	182,261	185,585	182,220
Impact of common stock equivalents	1,611	1,552	1,792	1,779
Weighted average shares outstanding (diluted)	192,997	183,813	187,377	183,999
Per share:
Basic	$0.52	$0.53	$1.03	$1.03
Diluted	0.52	0.53	1.02	1.02

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

As of June 30, 2026, the Employee Equity Plan had approximately 2.6 million shares reserved for future grants through 2032, and the Directors' Plan had approximately 203.0 thousand shares reserved for future grants through 2033.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the Consolidated Statements of Income:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Compensation expense	$3,951	$3,257	$6,246	$5,189
Tax benefit	(882)	(742)	(1,392)	(1,173)
Total stock-based compensation, net of tax benefit	$3,069	$2,515	$4,854	$4,016

NOTE 13 – Employee Benefit Plans

The Corporation's 401(k) Retirement Plan is a defined contribution plan under which eligible employees may defer a portion of their pre-tax covered compensation on an annual basis, with employer matches of up to 5% of employee compensation. Employee and employer contributions are 100% vested. Expense related to the 401(k) Retirement Plan for the three and six months ended June 30, 2026 was $3.8 million and $7.6 million, respectively, compared to $3.6 million and $7.1 million for the same periods in 2025.

The net periodic pension cost for the Pension Plan consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Interest cost	$728	$767	$1,457	$1,535
Expected return on plan assets	(1,041)	(978)	(2,083)	(1,956)
Net periodic pension cost	$(313)	$(211)	$(626)	$(421)

The net periodic benefit for the Postretirement Plan consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Interest cost	$7	$8	$14	$17
Net accretion and deferral	(85)	(135)	(222)	(271)
Net periodic postretirement benefit	$(78)	$(127)	$(208)	$(254)

In connection with the Prudential Bancorp Merger, the Corporation assumed the obligations of a multiemployer defined benefit pension plan that had previously been closed to new participants. In the second quarter of 2026, the Corporation resolved to merge the multiemployer defined benefit plan with and into the Pension Plan, which resulted in the recognition of a $2.1 million liability, reflected in other expense, in the Consolidated Statements of Income.

The Corporation recognizes the funded status of its Pension Plan and Postretirement Plan on the Consolidated Balance Sheets and recognizes the change in that funded status through OCI.

NOTE 14 - Segment Reporting

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

Net income available to common shareholders and net income available to common shareholders per share (diluted) are used to monitor actual results versus budget, in competitive analyses by benchmarking to the Corporation’s peers, and in decision-making pertaining to executive compensation levels, common stock and preferred stock dividend levels, common share repurchases and capital expenditure spending.

The measure of segment net income is reported on the Consolidated Statements of Income and the measure of segment assets is reported on the Consolidated Balance Sheets.

NOTE 15 – Commitments and Contingencies

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

The following table presents the Corporation's commitments to extend credit and letters of credit:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Commitments to extend credit	$9,329,977	$8,710,163
Standby letters of credit	298,520	311,697
Commercial letters of credit	25,738	29,842

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of June 30, 2026 and December 31, 2025, the total reserve for losses on residential mortgage loans sold was $1.5 million and $1.4 million, respectively, including reserves for both representation and warranty and credit loss exposures. In addition, included as a component of ACL - OBS credit exposures, was $0.4 million and $0.8 million, as of June 30, 2026 and December 31, 2025, respectively, related to additional credit exposures for potential loan repurchases.

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

OVERVIEW

The Corporation is a financial holding company, which, through its wholly owned banking subsidiaries, provides a full range of consumer and commercial financial services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia.

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

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share data)
Net income	$102,414	$99,198	$197,175	$192,185
Net income available to common shareholders	99,852	96,636	192,051	187,061
Net income available to common shareholders per share (diluted)	0.52	0.53	1.02	1.02
Operating net income available to common shareholders per share (diluted)(1)	0.60	0.55	1.15	1.07
Return on average assets, annualized	1.20%	1.25%	1.20%	1.21%
Operating return on average assets, annualized(1)	1.39%	1.30%	1.35%	1.27%
Return on average common shareholders' equity, annualized	11.14%	12.46%	11.15%	12.22%
Operating return on average common shareholders' equity (tangible), annualized(1)	15.71%	16.26%	15.26%	16.11%
Net interest margin(2)	3.60%	3.47%	3.59%	3.45%
Efficiency ratio(1)	57.3%	57.1%	57.0%	56.9%
Non-performing assets to total assets	0.54%	0.67%	0.54%	0.67%
Net charge-offs to average loans, annualized	0.34%	0.20%	0.30%	0.20%
(1) Represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the "Supplemental Reporting of Non-GAAP Based Financial Measures" section of Management's Discussion.
(2) Presented on a FTE basis using a 21% federal tax rate and statutory interest expense disallowances.

Blue Foundry Bancorp

On the Acquisition Date, the Corporation completed the Blue Foundry Merger, and Blue Foundry Bank became a wholly owned subsidiary of the Corporation. In connection with the Blue Foundry Merger, the Corporation acquired approximately $2.1 billion of assets and assumed approximately $1.8 billion of liabilities. The transaction resulted in the recognition of approximately $13.9 million of goodwill primarily attributable to the expected synergies from the Blue Foundry Merger, including cost savings from systems integration and anticipated growth opportunities. The Corporation issued an aggregate of 12,435,551 shares of its common stock on the Acquisition Date. On July 11, 2026, Blue Foundry Bank merged with and into Fulton Bank at the time of systems conversion.

See "Note 2 - Business Combinations" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

Debt Issuance and Redemption

In May 2026, the Corporation issued $300.0 million of subordinated notes due May 15, 2036 with a fixed-to-floating rate of 5.95% and an effective rate of 6.27% due to issuance costs. The subordinated notes convert to a floating rate based on three-month term SOFR, plus 217 bps on May 15, 2031. Net proceeds from the issuance, after underwriting discounts and offering expenses, were approximately $296.0 million. In June 2026, the Corporation applied $195.0 million of these proceeds to the redemption of the Subordinated Notes due 2030.

See "Note 8 - Borrowings" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

Financial Highlights

Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $99.9 million for the three months ended June 30, 2026, a $3.2 million increase compared to $96.6 million for the same period in 2025. Net income available to common shareholders per diluted share was $0.52 for the three months ended June 30, 2026, a $0.01 decrease compared to the same period in 2025.

Net income available to common shareholders was $192.1 million for the six months ended June 30, 2026, a $5.0 million increase compared to $187.1 million for the same period in 2025. Net income available to common shareholders per diluted share was $1.02 for the six months ended June 30, 2026, unchanged compared to the same period in 2025.

Six Months Ended June 30, 2026 Results were Impacted by the Following Items:

•NIM of 3.59%, a 14 bps increase compared to 3.45% for the same period in 2025.

•Net interest income of $546.3 million, a $40.2 million increase compared to $506.1 million for the same period in 2025.

•Provision for credit losses of $19.3 million resulting in an ACL attributable to net loans of $382.6 million, or 1.48% of total net loans as of June 30, 2026.

•Non-interest income of $149.1 million, a $12.8 million increase compared to $136.4 million for the same period in 2025.

•Non-interest expense of $431.2 million, a $49.0 million increase compared to $382.3 million for the same period in 2025.

•The Corporation repurchased 1,737,650 shares of common stock under the 2026 Repurchase Program at a cost of $35.6 million or an average of $20.51 per share.

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

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share data and share data)
Operating net income available to common shareholders
Net income available to common shareholders	$99,852	$96,636	$192,051	$187,061
Less: Other	—	(9)	—	(131)
Plus: Core deposit intangible amortization	5,816	5,346	11,070	11,501
Plus: Acquisition-related expense	13,839	—	16,483	380
Plus: FultonFirst implementation and asset disposals	(189)	(270)	1,367	(317)
Plus: Debt extinguishment costs	787	—	787	—
Less: Tax impact of adjustments	(4,253)	(1,064)	(6,238)	(2,401)
Operating net income available to common shareholders (numerator)	$115,852	$100,639	$215,520	$196,093

Weighted average shares (diluted) (denominator)	192,997	183,813	187,377	183,999

Operating net income available to common shareholders, per share (diluted)	$0.60	$0.55	$1.15	$1.07

Operating return on average assets
Net income	$102,414	$99,198	$197,175	$192,185
Less: Other	—	(9)	—	(131)
Plus: Core deposit intangible amortization	5,816	5,346	11,070	11,501
Plus: Acquisition-related expense	13,839	—	16,483	380
Plus: FultonFirst implementation and asset disposals	(189)	(270)	1,367	(317)
Plus: Debt extinguishment costs	787	—	787	—
Less: Tax impact of adjustments	(4,253)	(1,064)	(6,238)	(2,401)
Operating net income (numerator)	$118,414	$103,201	$220,644	$201,217

Total average assets	$34,193,608	$31,901,574	$33,102,482	$31,936,401
Less: Average net core deposit intangible	(66,665)	(71,282)	(61,958)	(74,145)
Total operating average assets (denominator)	$34,126,943	$31,830,292	$33,040,524	$31,862,256

Operating return on average assets(1)	1.39%	1.30%	1.35%	1.27%

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(dollars in thousands, except per share data and share data)
Operating return on average common shareholders' equity (tangible)
Net income available to common shareholders	$99,852	$96,636	$192,051	$187,061
Less: Other	—	(9)	—	(131)
Plus: Intangible amortization	5,910	5,460	11,260	11,729
Plus: Acquisition-related expense	13,839	—	16,483	380
Plus: FultonFirst implementation and asset disposals	(189)	(270)	1,367	(317)
Plus: Debt extinguishment costs	787	—	787	—
Less: Tax impact of adjustments	(4,273)	(1,088)	(6,278)	(2,449)
Adjusted net income available to common shareholders (numerator)	$115,926	$100,729	$215,670	$196,273

Average shareholders' equity	$3,788,421	$3,304,015	$3,666,841	$3,279,208
Less: Average preferred stock	(192,878)	(192,878)	(192,878)	(192,878)
Less: Average goodwill and intangible assets	(635,278)	(626,383)	(623,659)	(629,302)
Average tangible common shareholders' equity (denominator)	$2,960,265	$2,484,754	$2,850,304	$2,457,028
Operating return on average common shareholders' equity (tangible)(1)	15.71%	16.26%	15.26%	16.11%

Efficiency ratio
Non-interest expense	$230,954	$192,811	$431,248	$382,270
Less: Acquisition-related expense	(13,839)	—	(16,483)	(380)
Less: Intangible amortization	(5,910)	(5,460)	(11,260)	(11,729)
Less: FultonFirst implementation and asset disposals	189	270	(1,367)	317
Less: Debt extinguishment costs	(787)	—	(787)	—
Operating non-interest expense (numerator)	$210,607	$187,621	$401,351	$370,478

Net interest income	$284,252	$254,921	$546,275	$506,107
Tax equivalent adjustment	4,310	4,389	8,612	8,730
Plus: Total non-interest income	79,306	69,148	149,147	136,380
Less: Other revenue	—	(9)	—	(131)
Plus: Investment securities losses (gains), net	—	—	—	2
Total revenue (denominator)	$367,868	$328,449	$704,034	$651,088
Efficiency ratio	57.3%	57.1%	57.0%	56.9%
(1) Results are annualized.

RESULTS OF OPERATIONS

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Net Interest Income

FTE net interest income was $288.6 million for the three months ended June 30, 2026, an increase of $29.3 million, compared to $259.3 million for the same period in 2025. For the three months ended June 30, 2026, NIM increased to 3.60%, or 13 bps, compared to the same period in 2025. The Corporation manages the risk associated with changes in interest rates through the techniques described within Part 1, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for the three months ended June 30, 2026 compared to the same period in 2025. Interest income and yields are presented on an FTE basis using a 21% federal tax rate as well as statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Three months ended June 30,
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(1)	$25,883,823	$374,426	5.80%	$23,899,742	$349,490	5.86%
Investment securities(2)	5,233,693	47,661	3.64	5,390,953	49,463	3.67
Other interest-earning assets	997,586	10,377	4.17	682,075	8,197	4.82
Total interest-earning assets	32,115,102	432,464	5.40	29,972,770	407,150	5.44
Noninterest-earning assets:
Cash and due from banks	310,904			277,880
Premises and equipment	189,791			186,989
Other assets	1,978,494			1,848,891
Less: ACL - loans(3)	(400,683)			(384,956)
Total Assets	$34,193,608			$31,901,574
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$8,279,932	$32,443	1.57%	$7,800,881	$34,745	1.79%
Savings and money market deposits	9,128,400	47,299	2.08	8,219,637	47,462	2.32
Brokered deposits	887,546	8,589	3.88	688,957	7,495	4.36
Time deposits	4,540,334	38,406	3.39	4,112,130	39,492	3.85
Total interest-bearing deposits	22,836,212	126,737	2.23	20,821,605	129,194	2.49
Borrowings and other interest-bearing liabilities	1,744,871	17,165	3.95	1,756,246	18,646	4.26
Total interest-bearing liabilities	24,581,083	143,902	2.35	22,577,851	147,840	2.62
Noninterest-bearing liabilities:
Demand deposits	5,178,454			5,303,997
Other liabilities	645,650			715,711
Total Liabilities	30,405,187			28,597,559
Total deposits	28,014,666		1.81%	26,125,602		1.98%
Total interest-bearing liabilities and non-interest bearing deposits (cost of funds)	29,759,537		1.94%	27,881,848		2.13%
Shareholders’ equity	3,788,421			3,304,015
Total Liabilities and Shareholders’ Equity	$34,193,608			$31,901,574
Net interest income/net interest margin (FTE)		288,562	3.60%		259,310	3.47%
Tax equivalent adjustment		(4,310)			(4,389)
Net interest income		$284,252			$254,921
(1) Average balance includes non-performing loans and loan fees.
(2) Average balances include amortized historical cost for AFS investment securities; the related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the three months ended June 30, 2026 compared to the same period in 2025:

	2026 versus 2025 Increase (decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE Interest income on:
Net loans(1)	$28,563	$(3,627)	$24,936
Investment securities	(1,408)	(394)	(1,802)
Other interest-earning assets	3,400	(1,220)	2,180
Total interest income	$30,555	$(5,241)	$25,314
Interest expense on:
Demand deposits	$2,084	$(4,386)	$(2,302)
Savings and money market deposits	4,998	(5,161)	(163)
Brokered deposits	1,985	(891)	1,094
Time deposits	3,887	(4,973)	(1,086)
Borrowings and other interest-bearing liabilities	(121)	(1,360)	(1,481)
Total interest expense	$12,833	$(16,771)	$(3,938)
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the second quarter of 2025, FTE total interest income for the second quarter of 2026 increased $25.3 million, or 6.2%, due to a $30.6 million increase attributable to changes in volume, partially offset by a $5.2 million decrease attributable to changes in yield. The increase due to changes in volume was largely due to an increase in average net loans and was primarily due to $1.6 billion of loans acquired in the Blue Foundry Merger. The decrease due to changes in yield was primarily due to lower interest rates on average net loans.

The yield on average total interest-earning assets decreased four bps for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to lower interest rates.

In the second quarter of 2026, interest expense decreased $3.9 million compared to the second quarter of 2025, primarily driven by a $16.8 million decrease attributable to changes in rate and a $12.8 million increase attributable to changes in volume. The decrease in interest expense attributable to changes in rate was primarily due to lower interest rates. The increase in interest expense attributable to changes in volume was primarily due to $1.5 billion of deposits acquired in the Blue Foundry Merger.

The rate on average total interest-bearing liabilities decreased 27 bps for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to lower interest rates.

Average loans and FTE yields, by type, are summarized in the following table:

	Three months ended June 30,
	2026		2025		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$10,887,986	5.93%	$9,652,320	6.16%	$1,235,666	12.8%
Commercial and industrial	4,602,800	6.30	4,530,085	6.40	72,715	1.6
Real estate – residential mortgage	7,189,941	4.75	6,448,443	4.55	741,498	11.5
Real estate – home equity	1,298,632	6.94	1,179,109	6.86	119,523	10.1
Real estate – construction	962,625	6.38	1,172,138	6.81	(209,513)	(17.9)
Consumer	592,106	8.53	599,505	7.58	(7,399)	(1.2)
Leases and other loans(1)	349,733	5.85	318,142	4.93	31,591	9.9
Total loans	$25,883,823	5.80%	$23,899,742	5.86%	$1,984,081	8.3%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the second quarter of 2026, average net loans increased $2.0 billion, or 8.3%, compared to the same period in 2025. The increase in average net loans was primarily due to a $1.2 billion increase in average commercial mortgage loans and a $741.5 million increase in average residential mortgage loans, partially offset by a $209.5 million decrease in average construction loans. The increase in average net loans was primarily driven by $1.6 billion of loans acquired in the Blue Foundry Merger. See "Note 2- Business Combinations" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

The yield on total loans decreased six bps to 5.80% for the second quarter of 2026 compared to 5.86% for the same period in 2025 primarily due to lower interest rates.

Average deposits and interest rates, by type, are summarized in the following table:

	Three months ended June 30,
	2026		2025		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,178,454	—%	$5,303,997	—%	$(125,543)	(2.4)%
Interest-bearing demand	8,279,932	1.57	7,800,881	1.79	479,051	6.1
Savings and money market deposits	9,128,400	2.08	8,219,637	2.32	908,763	11.1
Total demand deposits and savings and money market deposits	22,586,786	1.42	21,324,515	1.55	1,262,271	5.9
Brokered deposits	887,546	3.88	688,957	4.36	198,589	28.8
Time deposits	4,540,334	3.39	4,112,130	3.85	428,204	10.4
Total deposits	$28,014,666	1.81%	$26,125,602	1.98%	$1,889,064	7.2%

Average total deposits increased $1.9 billion, or 7.2%, in the second quarter of 2026 compared to the same period in 2025. The increase in average total deposits was primarily due to increases of $908.8 million, $479.1 million and $428.2 million in average savings and money market deposits, average interest-bearing demand deposits and average time deposits, respectively. The increase in average total deposits was primarily driven by $1.5 billion of deposits assumed in the Blue Foundry Merger.
The cost of deposits decreased 17 bps to 1.81% in the second quarter of 2026 compared to 1.98% for the same period in 2025 primarily due to lower interest rates.

Average borrowings and other interest-bearing liabilities and interest rates, by type, are summarized in the following table:

	Three months ended June 30,
	2026		2025		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$—	—%	$1,099	4.46%	$(1,099)	N/M
FHLB advances	475,983	4.13	712,198	4.42	$(236,215)	(33.2)%
Senior debt and subordinated debt	509,493	5.55	367,438	5.49	142,055	38.7
Other borrowings and interest-bearing liabilities(1)	759,395	2.75	675,511	3.36	83,884	12.4
Total borrowings and other interest-bearing liabilities	$1,744,871	3.95%	$1,756,246	4.26%	$(11,375)	(0.6)%
(1) Includes repurchase agreements, short-term promissory notes, capital leases and collateral liabilities.

Average total borrowings and other interest-bearing liabilities decreased $11.4 million, or 0.6%, in the second quarter of 2026 compared to the same period in 2025. The decrease in average total borrowings and other interest-bearing liabilities was primarily due to a $236.2 million decrease in average FHLB advances, partially offset by a $142.1 million increase in average senior debt and subordinated debt and a $83.9 million increase in average other borrowings and interest-bearing liabilities.

In May 2026, the Corporation issued $300.0 million aggregate principal amount of 5.950% Fixed-to-Floating Rate Subordinated Notes due 2036. On June 15, 2026, the Corporation redeemed $195.0 million aggregate principal of the Subordinated Notes due 2030. See "Note 8 - Borrowings" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

Provision for Credit Losses

The provision for credit losses was $4.9 million for the three months ended June 30, 2026 resulting in a $382.6 million ACL attributable to net loans, or 1.48% of total net loans as of June 30, 2026, compared to a provision for credit losses of $8.6 million for the same period in 2025, resulting in a $377.3 million ACL attributable to net loans, or 1.57% of total net loans as of June 30, 2025. A $31.0 million initial ACL on purchased loans was recorded as a result of the Blue Foundry Merger.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended June 30,		Increase (Decrease)
	2026	2025	$	%
	(dollars in thousands)
Wealth management	$23,139	$22,281	$858	3.9%
Commercial banking:
Merchant and card	7,496	7,376	120	1.6
Cash management	8,817	8,376	441	5.3
Capital markets	3,530	2,945	585	19.9
Other commercial banking	4,979	4,734	245	5.2
Total commercial banking	24,822	23,431	1,391	5.9
Consumer banking:
Card	8,596	7,958	638	8.0
Overdraft	3,858	3,817	41	1.1
Other consumer banking	2,891	2,753	138	5.0
Total consumer banking	15,345	14,528	817	5.6
Mortgage banking	4,938	3,991	947	23.7
Other	11,062	4,917	6,145	125.0
Non-interest income before investment securities (losses) gains, net	79,306	69,148	10,158	14.7
Investment securities (losses) gains, net	—	—	—	—
Total Non-Interest Income	$79,306	$69,148	$10,158	14.7%

Non-interest income for the three months ended June 30, 2026 increased $10.2 million, or 14.7%, compared to the same period in 2025. The increase in non-interest income was primarily attributable to a $6.9 million gain related to the sale of an equity method investment, reflected in other non-interest income, a $0.9 million increase in mortgage banking income due to higher loan sales volumes and spreads, a $0.9 million increase in wealth management revenues as a result of an increase in assets under management, a $0.6 million increase in consumer banking card income due to higher transaction volume, and a $0.6 million increase in commercial customer interest rate derivative fee income, reflected in capital markets.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended June 30,		Increase (Decrease)
	2026	2025	$	%
	(dollars in thousands)
Salaries and employee benefits	$120,179	$107,346	$12,833	12.0%
Data processing and software	20,419	18,262	2,157	11.8
Net occupancy	17,841	16,410	1,431	8.7
Other outside services	14,477	11,781	2,696	22.9
Intangible amortization	5,910	5,460	450	8.2
FDIC insurance	4,430	4,951	(521)	(10.5)
Equipment	4,086	4,100	(14)	(0.3)
Marketing	2,818	2,604	214	8.2
Professional fees	2,340	2,121	219	10.3
Other	24,804	20,046	4,758	23.7
Subtotal	217,304	193,081	24,223	12.5
FultonFirst implementation and asset disposals	(189)	(270)	81	(30.0)
Acquisition-related expenses	13,839	—	13,839	N/M
Total non-interest expense	$230,954	$192,811	$38,143	19.8%

Non-interest expense for the three months ended June 30, 2026 increased $38.1 million, or 19.8%, compared to the same period in 2025. Excluding FultonFirst implementation and asset disposals and acquisition-related expenses, non-interest expense increased $24.2 million, or 12.5%. The increase in non-interest expense before FultonFirst implementation and asset disposals and acquisition-related expenses was primarily driven by a $12.0 million increase as a result of the Blue Foundry Merger. Excluding FultonFirst implementation and asset disposals, acquisition-related expenses and the Blue Foundry Merger impact, the remaining $12.2 million increase in non-interest expense was driven by a $6.6 million increase in salaries and employee benefits expense largely due to annual merit increases and sales commissions expense. The $4.8 million increase in other non-interest expense includes $2.1 million related to the decision to merge the multiemployer pension plan assumed in the Prudential Bancorp Merger with the Pension Plan and $0.8 million of debt extinguishment costs recognized in connection with the redemption of the Subordinated Notes due 2030.

Income Taxes

Income tax expense for the three months ended June 30, 2026 was $25.3 million, a $1.8 million increase compared to the same period in 2025. The Corporation's ETR was 19.8% for the three months ended June 30, 2026 compared to 19.1% for the same period in 2025.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Net Interest Income

FTE net interest income was $554.9 million for the six months ended June 30, 2026, an increase of $40.1 million, compared to $514.8 million for the same period in 2025. For the six months ended June 30, 2026, NIM increased to 3.59%, or 14 bps, compared to the same period in 2025. The following table provides a comparative average balance sheet and net interest income analysis for the six months ended June 30, 2026 compared to the same period in 2025. Interest income and yields are presented on an FTE basis using a 21% federal tax rate as well as statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Six months ended June 30,
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(1)	$25,059,319	$716,268	5.75%	$23,953,003	$697,115	5.86%
Investment securities(2)	5,118,030	92,432	3.61	5,295,507	96,706	3.65
Other interest-earning assets	885,999	18,122	4.12	737,302	17,361	4.74
Total interest-earning assets	31,063,348	826,822	5.35	29,985,812	811,182	5.44
Noninterest-earning assets:
Cash and due from banks	305,519			289,822
Premises and equipment	181,545			189,108
Other assets	1,937,815			1,856,900
Less: ACL - loans(3)	(385,745)			(385,241)
Total Assets	$33,102,482			$31,936,401
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$8,028,425	$61,480	1.54%	$7,777,364	$68,934	1.79%
Savings and money market deposits	8,907,666	91,961	2.08	8,134,377	92,563	2.29
Brokered deposits	872,269	16,798	3.88	796,243	17,533	4.44
Time deposits	4,279,437	72,304	3.41	4,081,913	81,055	4.00
Total interest-bearing deposits	22,087,797	242,543	2.21	20,789,897	260,085	2.52
Borrowings and other interest-bearing liabilities	1,553,057	29,392	3.82	1,755,577	36,260	4.17
Total interest-bearing liabilities	23,640,854	271,935	2.32	22,545,474	296,345	2.65
Noninterest-bearing liabilities:
Demand deposits	5,149,402			5,357,731
Other liabilities	645,385			753,988
Total Liabilities	29,435,641			28,657,193
Total deposits	27,237,199		1.80	26,147,628		2.01
Total interest-bearing liabilities and non-interest-bearing deposits (cost of funds)	28,790,256		1.90	27,903,205		2.14
Shareholders’ equity	3,666,841			3,279,208
Total Liabilities and Shareholders’ Equity	$33,102,482			$31,936,401
Net interest income/net interest margin (FTE)		554,887	3.59%		514,837	3.45%
Tax equivalent adjustment		(8,612)			(8,730)
Net interest income		$546,275			$506,107
(1) Average balance includes non-performing loans and loan fees.
(2) Average balances include amortized historical cost for AFS investment securities; the related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the six months ended June 30, 2026 in comparison to the same period in 2025:

	2026 versus 2025 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE interest income on:
Net loans(1)	$32,199	$(13,046)	$19,153
Investment securities	(3,221)	(1,053)	(4,274)
Other interest-earning assets	3,212	(2,451)	761
Total interest income	$32,190	$(16,550)	$15,640
Interest expense on:
Demand deposits	$2,221	$(9,675)	$(7,454)
Savings and money market deposits	8,317	(8,919)	(602)
Brokered deposits	1,589	(2,324)	(735)
Time deposits	3,739	(12,490)	(8,751)
Borrowings and other interest-bearing liabilities	(3,975)	(2,893)	(6,868)
Total interest expense	$11,891	$(36,301)	$(24,410)
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the same period in 2025, FTE total interest income for the six months ended June 30, 2026 increased $15.6 million, or 1.9%, due to a $32.2 million increase attributable to changes in volume, partially offset by a $16.6 million decrease attributable to changes in yield. The increase due to changes in volume was largely due to an increase in average net loans and was primarily due to $1.6 billion of loans acquired in the Blue Foundry Merger. The decrease due to changes in yield was primarily due lower interest rates on average net loans.

The yield on average total interest-earning assets decreased nine bps for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to lower interest rates.

For the six months ended June 30, 2026, interest expense decreased $24.4 million, or 8.2%, compared to the same period in 2025, primarily driven by a $36.3 million decrease attributable to changes in rate, partially offset by a $11.9 million increase attributable to changes in volume. The decrease in interest expense attributable to changes in rate was primarily due to lower interest rates. The increase in interest expense attributable to changes in volume was primarily due to $1.5 billion of deposits assumed in the Blue Foundry Merger.

The rate on average total interest-bearing liabilities decreased 33 bps for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to lower interest rates.

Average loans and FTE yields, by type, are summarized in the following table:

	Six months ended June 30,
	2026		2025		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$10,403,830	5.95%	$9,653,793	6.20%	$750,037	7.8%
Commercial and industrial	4,571,311	6.18	4,569,027	6.40	2,284	N/M
Real estate - residential mortgage	6,944,657	4.71	6,408,432	4.51	536,225	8.4
Real estate - home equity	1,267,478	6.64	1,169,961	6.85	97,517	8.3
Real estate – construction	944,248	6.42	1,233,770	6.97	(289,522)	(23.5)
Consumer	584,521	8.33	607,578	7.30	(23,057)	(3.8)
Leases and other loans (1)	343,274	5.70	310,442	4.96	32,832	10.6
Total loans	$25,059,319	5.75%	$23,953,003	5.86%	$1,106,316	4.6%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the six months ended June 30, 2026, average net loans increased $1.1 billion, or 4.6%, compared to the same period in 2025. The increase in average net loans was primarily due to increases of $750.0 million and $536.2 million in average real estate - commercial mortgage loans and average real estate - residential loans, respectively, partially offset by a $289.5 million decrease in average real estate - construction loans.

The increase in average net loans was largely driven by $1.6 billion of loans acquired in the Blue Foundry Merger. See "Note 2- Business Combinations" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

The yield on total loans decreased 11 bps for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to lower interest rates.

Average deposits and interest rates, by type, are summarized in the following table:

	Six months ended June 30,
	2026		2025		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,149,402	—%	$5,357,731	—%	$(208,329)	(3.9)%
Interest-bearing demand	8,028,425	1.54	7,777,364	1.79	251,061	3.2
Savings and money market deposits	8,907,666	2.08	8,134,377	2.29	773,289	9.5
Total demand deposits and savings and money market deposits	22,085,493	1.40	21,269,472	1.53	816,021	3.8
Brokered deposits	872,269	3.88	796,243	4.44	76,026	9.5
Time deposits	4,279,437	3.41	4,081,913	4.00	197,524	4.8
Total deposits	$27,237,199	1.80%	$26,147,628	2.01%	$1,089,571	4.2%

During the six months ended June 30, 2026, average total deposits increased $1.1 billion, or 4.2%, compared to the same period in 2025. The increase in average total deposits was primarily due to increases of $773.3 million, $251.1 million and $197.5 million in average savings and money market deposits, average interest-bearing demand deposits and average time deposits, respectively, partially offset by a decrease of $208.3 million in noninterest-bearing demand deposits. The increase in average total deposits was primarily driven by $1.5 billion of deposits assumed in the Blue Foundry Merger.

The cost of total deposits decreased 21 bps to 1.80% for the first six months of 2026 compared to 2.01% for the same period in 2025 primarily due to lower interest rates.

Average borrowings and other interest-bearing liabilities and interest rates, by type, are summarized in the following table:

	Six months ended June 30,
	2026		2025		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$—	—%	$552	4.46%	$(552)	N/M
FHLB advances	349,215	4.18	710,790	4.48	(361,575)	(50.9)
Senior debt and subordinated debt	438,978	5.40	367,398	4.69	71,580	19.5
Other borrowings and interest-bearing liabilities(1)	764,864	2.74	676,837	3.48	88,027	13.0
Total borrowings and other interest-bearing liabilities	$1,553,057	3.82%	$1,755,577	4.17%	$(202,520)	(11.5)%
(1) Includes repurchase agreements, short-term promissory notes and capital leases and collateral liabilities.

Average total borrowings and other interest-bearing liabilities decreased $202.5 million, or 11.5%, in the first six months of 2026 compared to the same period in 2025. The decrease in average total borrowings and other interest-bearing liabilities was primarily due to a $361.6 million decrease in average FHLB advances, partially offset by increases of $88.0 million and $71.6 million in average other borrowings and interest-bearing liabilities and average senior debt and subordinated debt, respectively.

During the six months ended June 30, 2026 the Corporation issued $300.0 million aggregate principal amount of 5.950% Fixed-to-Floating Rate Subordinated Notes due 2036. On June 15, 2026, the Corporation redeemed $195.0 million aggregate principal of the Subordinated Notes due 2030. See "Note 8 - Borrowings" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

Provision for Credit Losses

The provision for credit losses was $19.3 million for the six months ended June 30, 2026 resulting in a $382.6 million ACL attributable to net loans, or 1.48% of total net loans as of June 30, 2026, compared to a provision for credit losses of $22.5 million for the same period in 2025, resulting in a $377.3 million ACL attributable to net loans, or 1.57% of total net loans as of June 30, 2025.

Non-Interest Income

The following table presents the components of non-interest income:

	Six months ended June 30,		Increase (Decrease)
	2026	2025	$	%
	(dollars in thousands)
Wealth management	$47,635	$44,066	$3,569	8.1%
Commercial banking:
Merchant and card	13,839	13,967	(128)	(0.9)
Cash management	17,180	16,175	1,005	6.2
Capital markets	7,144	5,356	1,788	33.4
Other commercial banking	9,465	9,262	203	2.2
Total commercial banking	47,628	44,760	2,868	6.4
Consumer banking:
Card	16,483	15,502	981	6.3
Overdraft	7,656	7,112	544	7.6
Other consumer banking	5,382	4,982	400	8.0
Total consumer banking	29,521	27,596	1,925	7.0
Mortgage banking	8,893	7,130	1,763	24.7
Other	15,470	12,830	2,640	20.6
Non-interest income before investment securities (losses) gains, net	149,147	136,382	12,765	9.4
Investment securities (losses) gains, net	—	(2)	2	N/M
Total Non-Interest Income	$149,147	$136,380	$12,767	9.4%

Non-interest income for the six months ended June 30, 2026 increased $12.8 million, or 9.4%, compared to the same period in 2025. The increase in non-interest income was primarily attributable to a $3.3 million increase in income from equity method investments, reflected in other income, a $3.6 million increase in wealth management revenues as a result of an increase in assets under management, a $1.8 million increase in mortgage banking income due to higher loan sales volumes and spreads, a $1.8 million increase in commercial customer interest rate derivative fee income, reflected in capital markets, and a $1.0 million increase in cash management fee income.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Six months ended June 30,		Increase (Decrease)
	2026	2025	$	%
	(dollars in thousands)
Salaries and employee benefits	$229,884	$210,871	$19,013	9.0%
Data processing and software	39,081	36,861	2,220	6.0
Net occupancy	36,070	34,617	1,453	4.2
Other outside services	27,007	23,485	3,522	15.0
Intangible amortization	11,260	11,729	(469)	(4.0)
FDIC insurance	8,679	10,549	(1,870)	(17.7)
Equipment	8,010	8,249	(239)	(2.9)
Marketing	5,149	5,124	25	0.5
Professional fees	4,579	913	3,666	N/M
Other	43,679	39,809	3,870	9.7
Subtotal	413,398	382,207	31,191	8.2
FultonFirst implementation and asset disposals	1,367	(317)	1,684	N/M
Acquisition-related expenses	16,483	380	16,103	N/M
Total non-interest expense	$431,248	$382,270	$48,978	12.8%

Non-interest expense for the six months ended June 30, 2026 increased $49.0 million, or 12.8%, compared to the same period in 2025. Excluding FultonFirst implementation and asset disposals and acquisition-related expenses, non-interest expense increased $31.2 million, or 8.2%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase in non-interest expense before FultonFirst implementation and asset disposals and acquisition-related expenses was primarily driven by a $12.0 million increase as a result of the Blue Foundry Merger. Excluding FultonFirst implementation and asset disposals, acquisition-related expenses and the Blue Foundry Merger impact, the remaining $19.2 million increase in non-interest expense was driven by a $12.8 million increase in salaries and employee benefits expense largely due to sales commissions expense and annual merit increases and a $3.6 million increase in professional fees due to a $3.5 million recovery during the first quarter of 2025 of previously incurred fees. The $3.9 million increase in other non-interest expense includes $2.1 million related to the decision to merge the multiemployer pension plan assumed in the Prudential Bancorp Merger with the Pension Plan and $0.8 million of debt extinguishment costs recognized in connection with the redemption of the Subordinated Notes due 2030.

Income Taxes

Income tax expense for the six months ended June 30, 2026 was $47.7 million, a $2.1 million increase compared to the same period in 2025. The Corporation's ETR was 19.5% for the six months ended June 30, 2026, compared to 19.2% for the same period in 2025.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets:

	June 30, 2026	December 31, 2025	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$1,263,067	$1,061,609	$201,458	19.0%
FRB and FHLB Stock	138,587	121,009	17,578	14.5
Loans held for sale	33,902	16,316	17,586	107.8
Investment securities	5,122,759	4,833,744	289,015	6.0
Net loans, less ACL - loans	25,551,713	23,780,422	1,771,291	7.4
Net premises and equipment	186,184	175,240	10,944	6.2
Goodwill and intangibles	633,485	612,996	20,489	3.3
Other assets	1,627,023	1,517,064	109,959	7.2
Total Assets	$34,556,720	$32,118,400	$2,438,320	7.6%
Liabilities and Shareholders' Equity
Deposits	$28,250,342	$26,589,407	$1,660,935	6.2%
Borrowings	1,713,976	1,297,375	416,601	32.1
Other liabilities	776,589	741,171	35,418	4.8
Total Liabilities	30,740,907	28,627,953	2,112,954	7.4
Total Shareholders' Equity	3,815,813	3,490,447	325,366	9.3
Total Liabilities and Shareholders' Equity	$34,556,720	$32,118,400	$2,438,320	7.6%

Investment Securities

The following table presents the carrying amount of investment securities:

	June 30, 2026	December 31, 2025	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
State and municipal securities	$815,955	$826,693	$(10,738)	(1.3)%
Corporate debt securities	207,575	214,921	(7,346)	(3.4)
Collateralized mortgage obligations	1,184,319	1,040,078	144,241	13.9
Residential mortgage-backed securities	765,528	766,717	(1,189)	(0.2)
Commercial mortgage-backed securities	587,673	559,450	28,223	5.0
Total AFS investment securities	3,561,050	3,407,859	153,191	4.5
Held to Maturity
Residential mortgage-backed securities	516,680	573,636	(56,956)	(9.9)
Collateralized mortgage obligations	163,019	—	163,019	N/M
Commercial mortgage-backed securities	882,010	852,249	29,761	3.5
Total HTM securities	1,561,709	1,425,885	135,824	9.5

Total Investment Securities	$5,122,759	$4,833,744	$289,015	6.0%
Compared to December 31, 2025, total AFS investment securities at June 30, 2026 increased $153.2 million, or 4.5%. The increase in AFS investment securities at June 30, 2026 compared to December 31, 2025 was primarily due to increases of $144.2 million in collateralized mortgage obligations and $28.2 million in commercial mortgage-backed securities, partially offset by a decrease of $10.7 million in state and municipal securities. The increase in AFS investment securities was partially driven by $84.3 million of AFS investment securities acquired and retained in the Blue Foundry Merger.

Compared to December 31, 2025, total HTM investment securities at June 30, 2026 increased $135.8 million, or 9.5%. The increase in HTM investment securities at June 30, 2026 compared to December 31, 2025 was driven by a $163.0 million increase in collateralized mortgage obligations, partially offset by a decrease of $57.0 million in residential mortgage-backed securities.

Loans

The following table presents ending net loans outstanding by type:

	June 30, 2026	December 31, 2025	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate - commercial mortgage	$10,914,813	$9,820,944	$1,093,869	11.1%
Commercial and industrial	4,559,732	4,539,060	20,672	0.5%
Real estate - residential mortgage	7,250,949	6,669,993	580,956	8.7%
Real estate - home equity	1,336,068	1,242,831	93,237	7.5%
Real estate - construction	946,654	970,298	(23,644)	(2.4)%
Consumer	570,093	564,349	5,744	1.0%
Leases and other loans(1)	355,984	337,409	18,575	5.5%
Net loans	$25,934,293	$24,144,884	$1,789,409	7.4%
(1) Includes unearned income of $40.8 million and $36.8 million as of June 30, 2026 and December 31, 2025, respectively.

During the six months ended June 30, 2026, net loans increased $1.8 billion compared to December 31, 2025. The increase in net loans during the six months of 2026 was primarily due to a $1.6 billion increase in loans, based on fair values, as a result of the Blue Foundry Merger. Additionally, the Bank purchased $207.7 million of in-market loans during the quarter ended March 31, 2026, which consisted primarily of commercial mortgage loans.

The Corporation does not have a significant concentration of credit risk with any single borrower. As of June 30, 2026, approximately $11.9 billion, or 45.7%, of the loan portfolio was comprised of commercial mortgage loans and construction loans.

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

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	June 30, 2026	December 31, 2025
Real estate(1)	45.3%	42.3%
Health care	6.7	7.0
Manufacturing	6.5	7.0
Retail	5.6	6.0
Agriculture	4.9	5.2
Construction(2)	4.6	4.6
Wholesale trade	4.3	4.2
Hospitality and food services	4.0	3.9
Other services	3.9	4.5
Educational services	2.9	3.0
Arts, entertainment and recreation	2.7	2.4
Professional, scientific and technical services	2.5	2.6
Transportation and warehousing	1.3	1.3
Public administration	1.2	1.3
Finance and insurance	1.1	1.4
Administrative and Support	0.9	1.0
Other	1.6	2.3
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of renting, leasing or managing real estate for others, selling and/or buying real estate for others and appraising real estate.
(2) Includes commercial loans to borrowers engaged in the construction industry.

The commercial mortgage loan portfolio consists of 41.6% owner occupied commercial mortgage loans and 58.4% of non-owner occupied commercial mortgage loans as of June 30, 2026. The following table summarizes the non-owner occupied commercial mortgage loan portfolio outstanding balance and the percent to total net loans.

	June 30, 2026		December 31, 2025
	$	% of Total Net Loans	$	% of Total Net Loans
	(dollars in thousands)
Multi-family	$2,057,112	7.9%	$1,589,802	6.6%
Retail trade	1,232,790	4.8	1,109,612	4.6
Industrial	1,135,739	4.4	944,807	3.9
Office	772,293	3.0	730,803	3.0
Hospitality and food services	487,167	1.9	450,273	1.9
Other	690,561	2.6	571,371	2.4
Total non-owner occupied commercial mortgage loans	$6,375,662	24.6%	$5,396,668	22.4%

Compared to December 31, 2025, non-owner occupied multi-family loans increased $467.3 million, or 29.4%, to $2.1 billion as of June 30, 2026, primarily due to loans acquired in the Blue Foundry Merger.

The following table summarizes the commercial mortgage office non-owner occupied loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	June 30, 2026			December 31, 2025
	Outstanding Balance	Total Commitment	Weighted Average LTV(1)	Outstanding Balance	Total Commitment	Weighted Average LTV(1)
	(dollars in thousands)
Philadelphia(2)	$346,357	$355,371	62%	$345,981	$357,190	63%
New York (3)	89,909	92,881	62	69,213	71,370	60
Washington, D.C.(4)	88,692	99,192	67	77,908	80,943	72
Baltimore (5)	74,047	75,198	64	73,161	74,214	63
Other	173,288	195,572	60	164,540	190,325	60
Total office non-owner occupied commercial real estate	$772,293	$818,214	62%	$730,803	$774,042	63%
(1) Weighted average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) New York-Newark-Jersey City, NY-NJ-PA.
(4) Washington-Arlington-Alexandria, DC-VA-MD-WV.
(5) Baltimore-Columbia-Towson, MD.

The non-owner occupied commercial mortgage office loan portfolio table above excludes commercial construction loans secured by office property collateral with a total outstanding balance of $0.4 million and outstanding loan commitment of $4.1 million as of June 30, 2026.

The following table summarizes the non-owner occupied commercial mortgage multi-family loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	June 30, 2026			December 31, 2025
	Outstanding Balance	Total Commitment	Weighted Average LTV(1)	Outstanding Balance	Total Commitment	Weighted Average LTV(1)
	(dollars in thousands)
Philadelphia(2)	$679,316	$690,094	64%	$706,637	$723,133	61%
New York(3)	583,011	611,935	68	117,055	118,819	59
Lancaster, PA	145,407	146,571	48	157,997	159,485	47
Baltimore(4)	115,997	115,997	54	114,523	114,523	54
Washington, D.C.(5)	71,492	71,716	52	67,666	72,190	51
Other	461,889	512,835	62	425,924	477,162	57
Total multi-family non-owner occupied commercial real estate	$2,057,112	$2,149,148	62%	$1,589,802	$1,665,312	58%
(1) Weighted average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) New York-Newark-Jersey City, NY-NJ-PA.
(4) Baltimore-Columbia-Towson, MD.
(5) Washington-Arlington-Alexandria, DC-VA-MD-WV.

The non-owner occupied commercial mortgage multi-family loan table above excludes commercial construction loans secured by multi-family property collateral with a total outstanding loan balance of $259.2 million and outstanding loan commitments of $490.1 million as of June 30, 2026.

Compared to December 31, 2025, the non-owner occupied multi-family total loan commitment balance in the New York-Newark-Jersey City Metropolitan Statistical Area increased $493.1 million to $611.9 million as of June 30, 2026, primarily due to loans acquired in the Blue Foundry Merger. Compared to December 31, 2025, the non-owner occupied multi-family loan outstanding balance in the New York-Newark-Jersey City Metropolitan Statistical Area increased $466.0 million to $583.0 million as of June 30, 2026, primarily due to loans acquired in the Blue Foundry Merger.

The following tables present the changes in non-accrual loans for the three and six months ended June 30, 2026:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Leases and other loans	Total
	(dollars in thousands)
Three months ended June 30, 2026
Balance at March 31, 2026	$45,370	$59,281	$1,406	$28,643	$7,310	$25	$142,035
Additions	17,405	64,068	158	7,148	2,974	43	91,796
Payments	(11,392)	(43,036)	(5)	(1,607)	(915)	(7)	(56,962)
Charge-offs (1)	(12,015)	(10,789)	—	(121)	(1,165)	(43)	(24,133)
Transfers to accrual status	—	—	—	(543)	(106)	—	(649)
Transfers to OREO and held for sale	—	(5,585)	—	(45)	—	—	(5,630)
Balance at June 30, 2026	$39,368	$63,939	$1,559	$33,475	$8,098	$18	$146,457

Six months ended June 30, 2026
Balance at December 31, 2025	$44,103	$72,050	$1,661	$27,751	$7,129	$1,178	$153,872
Additions	34,215	87,163	158	9,804	4,988	265	136,593
Payments	(16,390)	(74,798)	(260)	(2,620)	(1,398)	(1,160)	(96,626)
Charge-offs (1)	(22,560)	(14,891)	—	(512)	(2,515)	(265)	(40,743)
Transfers to accrual status	—	—	—	(543)	(106)	—	(649)
Transfers to OREO and held for sale	—	(5,585)	—	(405)	—	—	(5,990)
Balance at June 30, 2026	$39,368	$63,939	$1,559	$33,475	$8,098	$18	$146,457
(1) Overdrafts excluded from charge-offs.

During the three months ended June 30, 2026, non-accrual loans increased by approximately $4.4 million, or 3.1%, primarily due to $91.8 million in additions, partially offset by $57.0 million in payments and $24.1 million in charge-offs. During the six months ended June 30, 2026, non-accrual loans decreased by approximately $7.4 million, or 4.8%, primarily due to $96.6 million in payments and $40.7 million in charge-offs, partially offset by $136.6 million in additions. During the six months ended June 30, 2026, non-accrual loans as a percentage of total net loans decreased to 0.56% compared to 0.64% as of December 31, 2025. Non-accrual loans as of June 30, 2026 included $12.1 million acquired in the Blue Foundry Merger.

The following table presents non-performing assets for the periods shown below:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Non-accrual loans	$146,457	$153,872
Loans 90 days or more past due and still accruing	34,815	29,924
Total non-performing loans and leases	181,272	183,796
OREO(1)	5,791	1,365
Total non-performing assets	$187,063	$185,161
Non-accrual loans to total net loans	0.56%	0.64%
Non-performing loans to total net loans	0.70%	0.76%
Non-performing assets to total assets	0.54%	0.58%
ACL - loans to non-performing loans	211%	198%
(1) Excludes $20.7 million and $19.1 million of residential mortgage properties for which formal foreclosure proceedings were in process as of June 30, 2026 and December 31, 2025, respectively.

Non-performing loans and leases as of June 30, 2026 were $181.3 million, a decrease of $2.5 million, or 1.4%, compared to $183.8 million as of December 31, 2025. The decrease in non-performing loans and leases during the six months ended June 30, 2026 was primarily due to payments and charge-offs, partially offset by additions. Non-performing loans and leases as a percentage of total net loans was 0.70% and 0.76% as of June 30, 2026 and December 31, 2025, respectively. Non-performing loans and leases as of June 30, 2026 included $12.1 million acquired in the Blue Foundry Merger.

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

Total internally risk-rated loans were $16.5 billion and $15.4 billion as of June 30, 2026 and December 31, 2025, respectively, of which $1.3 billion were criticized and classified loans at June 30, 2026 compared to $1.5 billion at December 31, 2025.

The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgage loans, commercial and industrial loans, construction loans to commercial borrowers and leases and other loans by class segment:

	Special Mention(1)		Increase (Decrease)		Substandard or Lower(2)		Increase (Decrease)		Total Criticized and Classified Loans
	June 30, 2026	December 31, 2025	$	%	June 30, 2026	December 31, 2025	$	%	June 30, 2026	December 31, 2025
	(dollars in thousands)
Real estate - commercial mortgage	$410,232	$412,685	$(2,453)	(0.6)%	$440,608	$531,491	$(90,883)	(17.1)%	$850,840	$944,176
Commercial and industrial	163,225	220,022	(56,797)	(25.8)	213,134	243,786	(30,652)	(12.6)	376,359	463,808
Real estate -construction(3)	18,695	30,416	(11,721)	(38.5)	8,746	9,142	(396)	(4.3)	27,441	39,558
Leases and other loans	2,783	3,415	(632)	(18.5)	6,813	6,487	326	5.0	9,596	9,902
Total	$594,935	$666,538	$(71,603)	(10.7)%	$669,301	$790,906	$(121,605)	(15.4)%	$1,264,236	$1,457,444

% of total risk rated loans	3.6%	4.3%			4.1%	5.1%			7.7%	9.4%
(1) Considered "criticized" loans by banking regulators.
(2) Considered "classified" loans by banking regulators.
(3) Excludes residential real estate - construction.

Compared to December 31, 2025, total criticized and classified loans as of June 30, 2026 decreased $193.2 million driven by a decrease in substandard or lower and special mention loans of $121.6 million and $71.6 million, respectively.

Total criticized and classified loans as of June 30, 2026 included $52.0 million acquired in the Blue Foundry Merger.

The Corporation accounts for the credit risk associated with lending activities through the ACL and the provision for credit losses.

The following table presents the activity in the ACL:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Average balance of net loans	$25,883,823	$23,899,742	$25,059,319	$23,953,003

Balance of ACL at beginning of period	$367,489	$379,677	$364,462	$379,156

Initial allowance for credit losses on purchased loans	30,993	—	34,344	—

Loans charged off:
Real estate - commercial mortgage	(10,789)	(6,402)	(14,891)	(18,508)
Commercial and industrial	(12,015)	(5,780)	(22,560)	(9,645)
Real estate - residential mortgage	(121)	(258)	(512)	(601)
Consumer and real estate - home equity	(2,119)	(1,885)	(4,284)	(4,078)
Real estate - construction	—	(100)	—	(100)
Leases and other loans	(966)	(1,491)	(2,081)	(3,018)
Total loans charged off	(26,010)	(15,916)	(44,328)	(35,950)
Recoveries of loans previously charged off:
Real estate - commercial mortgage	1,629	133	2,330	507
Commercial and industrial	1,280	2,628	2,020	8,580
Real estate - residential mortgage	197	203	268	377
Consumer and real estate - home equity	484	899	1,068	1,559
Real estate - construction	—	99	884	181
Leases and other loans	404	240	834	441
Total recoveries of loans previously charged-off	3,994	4,202	7,404	11,645
Net loans charged off (recoveries)	(22,016)	(11,714)	(36,924)	(24,305)
Provision for credit losses(1)(2)	6,308	9,374	20,892	22,486
Other	(194)	—	(194)	—
Balance of ACL at end of period	$382,580	$377,337	$382,580	$377,337
Provision for OBS credit exposures(1)	$(1,411)	$(767)	$(1,553)	$19
Reserve for OBS credit exposures(3)	$13,515	$14,180	$13,515	$14,180
Net charge-offs to average loans (annualized)	0.34%	0.20%	0.30%	0.20%

(1) These amounts are reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision for credit losses includes only the portion related to net loans.
(3) Reserve for OBS credit exposures is recorded within other liabilities on the Consolidated Balance Sheets.

The provision for credit losses for the portion related to net loans for the three months ended June 30, 2026 was $6.3 million compared to $9.4 million for the same period in 2025. The provision for credit losses for the portion related to net loans for the six months ended June 30, 2026 was $20.9 million compared to $22.5 million for the same period in 2025.

A $3.4 million initial ACL on purchased loans was recorded during the first quarter of 2026 due to the $207.7 million in-market commercial loan portfolio purchase. A $31.0 million initial ACL on purchased loans was recorded during the second quarter of 2026, including $4.1 million identified for PCD Loans, in connection with the Blue Foundry Merger.

The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See "Note 5 - Loans and Allowance for Credit Losses" of the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements" for additional details.

The following table summarizes the allocation of the ACL - loans:

	June 30, 2026			December 31, 2025
	ACL - loans	% to Total ACL - loans(1)	% to Total Net loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net loans(2)
	(dollars in thousands)
Real estate - commercial mortgage	$168,234	44.0%	42.0%	$157,302	43.2%	40.7%
Commercial and industrial	76,677	20.0	17.6	77,740	21.3	18.8
Real estate - residential mortgage	95,580	25.0	28.0	88,961	24.4	27.6
Consumer, home equity and leases and other loans	31,931	8.3	8.7	29,563	8.1	8.9
Real estate - construction	10,158	2.7	3.7	10,896	3.0	4.0
Total ACL - loans	$382,580	100.0%	100.0%	$364,462	100.0%	100.0%
(1) Ending ACL - loan portfolio segment balance as a percentage of total ACL - loans.
(2) Ending loan portfolio segment balances as a percentage of total net loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits by type:

	June 30, 2026	December 31, 2025	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,245,586	$5,256,096	$(10,510)	(0.2)%
Interest-bearing demand	8,146,057	7,970,188	175,869	2.2
Savings and money market deposits	9,277,215	8,512,829	764,386	9.0
Total demand and savings	22,668,858	21,739,113	929,745	4.3
Brokered deposits	975,204	855,042	120,162	14.1
Time deposits	4,606,280	3,995,252	611,028	15.3
Total deposits	$28,250,342	$26,589,407	$1,660,935	6.2%

During the six months ended June 30, 2026, total deposits increased by $1.7 billion compared to December 31, 2025. The increase in total deposits was primarily due to a $764.4 million increase in savings and money market deposits, a $611.0 million increase in time deposits, a $175.9 million increase in interest-bearing demand deposits and a $120.2 million increase in brokered deposits.

The increase in total deposits was primarily driven by a $1.2 billion increase as a result of the Blue Foundry Merger.

Total uninsured deposits (excluding intra-Company deposits) were estimated to be $9.7 billion as of June 30, 2026 and December 31, 2025.

Time deposits of $250 thousand or more were $1.1 billion at June 30, 2026 and December 31, 2025.

The following table presents ending borrowings by type:

	June 30, 2026	December 31, 2025	Increase (Decrease)
			$	%
	(dollars in thousands)
FHLB advances	$552,500	$250,000	$302,500	121.0%
Senior debt and subordinated debt	469,668	367,637	102,031	27.8
Other borrowings(1)	691,808	679,738	12,070	1.8
Total borrowings	$1,713,976	$1,297,375	$416,601	32.1%

(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During the six months ended June 30, 2026, total borrowings increased $416.6 million, or 32.1%, compared to December 31, 2025. The increase in total borrowings was attributable to a $302.5 million increase in FHLB advances driven by $276.0 million of FHLB advances assumed in the Blue Foundry Merger, and a $102.0 million increase in senior debt and subordinated debt, due to the issuance of $300.0 million aggregate principal amount of 5.950% Fixed-to-Floating Rate Subordinated Notes due 2036 in May 2026 and the redemption of $195.0 million aggregate principal amount of the Subordinated Notes due 2030 in June 2026. See "Note 8 - Borrowings" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements" for additional details.

Shareholders' Equity

On the Acquisition Date, the Corporation issued 12,435,551 shares of treasury stock as consideration in connection with the Blue Foundry Merger with a fair value of $252.9 million.

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

During the six months ended June 30, 2026, 1,737,650 shares of the Corporation's common stock were repurchased under the 2026 Repurchase Program at a cost of $35.6 million or an average of $20.51 per share.

Regulatory Capital

The Corporation and its wholly owned subsidiary banks, Fulton Bank and Blue Foundry Bank, are subject to the Capital Rules administered by banking regulators. Failure to meet minimum capital requirements can trigger certain actions by regulators that could have a material effect on the Corporation's financial statements.

The Capital Rules require the Corporation, Fulton Bank and Blue Foundry Bank to:

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

As of June 30, 2026, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of June 30, 2026, Fulton Bank and Blue Foundry Bank met the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the Capital Rules. There were no other conditions or events since June 30, 2026 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	June 30, 2026	December 31, 2025	Regulatory Minimum for Capital Adequacy	With Capital Conservation Buffer
Total Risk-Based Capital (to Risk-Weighted Assets)	15.8%	15.2%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	12.8%	12.6%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	12.1%	11.8%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	10.0%	9.7%	4.0%	4.0%
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

The following table summarizes the expected impact of interest rate changes in rate-ramp scenarios over a 12-month period, that is a gradual parallel shift, on net interest income as of June 30, 2026:

Rate Ramp(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $24.9 million	+2.1%
+300 bp	+ $20.5 million	+1.7%
+200 bp	+ $15.9 million	+1.3%
+100 bp	+ $10.0 million	+0.8%
–100 bp	- $3.8 million	-0.3%
–200 bp	- $6.6 million	-0.6%
–300 bp	- $9.1 million	-0.8%
(1) Results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

The following table summarizes the expected impact of abrupt interest rate changes, that is a parallel instantaneous shock, on net interest income as of June 30, 2026:

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $54.7 million	+4.6%
+300 bp	+ $46.2 million	+3.9%
+200 bp	+ $35.7 million	+3.0%
+100 bp	+ $23.8 million	+2.0%
–100 bp	- $11.6 million	-1.0%
–200 bp	- $23.5 million	-2.0%
–300 bp	- $38.2 million	-3.2%
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
•30% for a 300 bps shock, and
•40% for a 400 bps shock.

As of June 30, 2026, the Corporation was within all policy limits for net interest income and economic value of equity.
The following table disaggregates net loans by interest rate type at June 30, 2026:

	Fixed Rate	Adjustable/Variable Rate	Other(1)	Total
	(dollars in thousands)
Real estate - commercial mortgage	$2,127,560	$8,814,446	$(27,193)	$10,914,813
Commercial and industrial	959,295	3,580,738	19,699	4,559,732
Real estate - residential mortgage	4,263,826	3,116,334	(129,211)	7,250,949
Real estate - home equity	142,047	1,192,065	1,956	1,336,068
Real estate - construction	372,119	574,155	380	946,654
Consumer	488,633	82,270	(810)	570,093
Leases and other loans	310,804	40	45,140	355,984
Net loans	$8,664,284	$17,360,048	$(90,039)	$25,934,293
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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of June 30, 2026, the Bank had total borrowing capacity of approximately $11.8 billion with $4.2 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $7.6 billion under these facilities. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

Blue Foundry Bank was a member of the Federal Home Loan Bank of New York and had access to overnight and term credit facilities. As of June 30, 2026, Blue Foundry Bank had total borrowing capacity of approximately $591.0 million with $352.5 million of advances outstanding, for a remaining available borrowing capacity of approximately $238.5 million under these facilities. On July 11, 2026, Blue Foundry Bank merged with and into Fulton Bank.

As of June 30, 2026, the Corporation had aggregate federal funds lines borrowing capacity of $2.6 billion with no amounts outstanding against that amount. As of June 30, 2026, the Corporation had $3.9 billion of collateralized borrowing capacity at the FRB discount window with no amounts outstanding.

A combination of commercial real estate loans, commercial loans, consumer loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. Securities carried at $322.8 million at June 30, 2026 were pledged as collateral to secure public and trust deposits.

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

The Consolidated Statements of Cash Flows in Part I. "Item 1. Financial Statements" provide additional information. The Corporation's operating activities during the six months ended June 30, 2026 generated $214.4 million of cash primarily from net income. Cash used in investing activities was $171.9 million primarily due to the increase in loans. Cash provided by financing activities was $159.0 million driven by the increase in demand and savings deposits.

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

State and Municipal Securities

As of June 30, 2026, the Corporation owned securities issued by various states and municipalities with a total fair value of $816.0 million. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of June 30, 2026, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 74% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15, promulgated under the Exchange Act. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

We review our internal controls over financial reporting on a regular basis and make changes intended to ensure the quality of our financial reporting. During the second quarter of 2026, as the result of the Blue Foundry Merger, we commenced the evaluation of the applicable controls and designed and implemented new controls as needed. Otherwise, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in the "Legal Proceedings" section of Note 15 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements" in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2026 to April 30, 2026	200,000	$20.81	200,000	$121,642,165
May 1, 2026 to May 31, 2026	250,000	21.40	250,000	116,349,965
June 1, 2026 to June 30, 2026	75,000	21.53	75,000	114,752,600
(1) Includes commission and 1% excise tax.
(2) Excludes commission and 1% excise tax.

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

During the six months ended June 30, 2026, 1,737,650 shares of the Corporation's common stock were repurchased under the 2026 Repurchase Program at a cost of $35.6 million or an average of $20.51 per share.

Item 5. Other Information

(c) None of the Corporation's directors or "officers" (as defined in Rule 16a-1(f) (17 C.F.R. § 240.16a-1(f))) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. § 229.408)) during the fiscal quarter ended June 30, 2026.

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
4.4
Fourth Supplemental Indenture, dated May 5, 2026, between Fulton Financial Corporation and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K filed on May 5, 2026).

4.5	Form of 5.950% Fixed-to-Floating Rate Subordinated Note due 2036 (included in Exhibit 4.4).
10.1	Form of Time-Vested Restricted Stock Unit Award Agreement – filed herewith. *
10.2	Form of Performance Restricted Stock Unit Award Agreement – filed herewith. *
10.3	Form of Non-Employee Director Stock Unit Award Agreement - filed herewith. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	August 7, 2026	/s/ Curtis J. Myers
Curtis J. Myers
Chairman, Chief Executive Officer and President

Date:	August 7, 2026	/s/ Richard S. Kraemer
Richard S. Kraemer
Senior Executive Vice President and Chief Financial Officer