Form 10-Q
period 2026-09-30
FULTON FINANCIAL CORP
filed 2026-11-06
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value – 189,274,285 shares outstanding as of October 30, 2026.

FULTON FINANCIAL CORPORATION
FORM 10-Q

Note: Some numbers contained in the document may not sum due to rounding

GLOSSARY OF DEFINED ACRONYMS AND TERMS

2026 Repurchase Program	The authorization, commencing on January 1, 2026 and expiring on January 31, 2027, to repurchase up to $150.0 million of the Corporation's common stock; under this authorization, up to $25.0 million of the $150.0 million authorization may be used to repurchase the Corporation's preferred stock and outstanding subordinated notes
ACL	Allowance for credit losses
Acquisition Date	April 1, 2026
AFS	Available for sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act of 1956, as amended
Blue Foundry	Blue Foundry Bancorp, a New Jersey bank holding company headquartered in Rutherford, New Jersey
Blue Foundry Bank	A New Jersey-chartered stock savings bank and a wholly-owned subsidiary of Blue Foundry
Blue Foundry Merger	The merger of Blue Foundry with and into the Corporation, with the Corporation continuing as the surviving corporation
Blue Foundry Merger Agreement	Agreement and Plan of Merger, dated as of November 24, 2025 between the Corporation and Blue Foundry
bp or bps	Basis point(s)
Capital Rules	Regulatory capital requirements applicable to the Corporation and Fulton Bank
CDI	Core deposit intangible
Corporation, Company, we, our or us	Fulton Financial Corporation
Directors' Plan	Amended and Restated 2023 Director Equity Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Employee Equity Plan	2022 Amended and Restated Equity and Cash Incentive Compensation Plan
ESPP	Employee Stock Purchase Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
FultonFirst	Strategic initiative implemented by the Corporation
GAAP	U.S. generally accepted accounting principles
GSEs	U.S. Government-sponsored enterprises or agencies
HTM	Held to maturity
LGD	Loss given default
LTV	Loan-to-value
Management's Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
MSRs	Mortgage servicing rights
Net loans	Loan and lease receivables (net of unearned income)

NIM	Net interest margin
N/M	Not meaningful
OBS	Off-balance-sheet
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
Parent Company	Fulton Financial Corporation individually
PCD Loans	Loans purchased with more-than-insignificant credit deterioration
PD	Probability of default
Pension Plan	Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
Prudential Bancorp Merger	The acquisition by the Corporation of Prudential Bancorp, Inc. that was completed effective July 1, 2022
PSU	Performance-based restricted stock unit
Republic Transaction	The acquisition of substantially all of the assets and assumption of substantially all of the deposits and certain liabilities of Republic First Bank by Fulton Bank from the FDIC, as receiver for Republic First Bank
RSU	Restricted stock unit
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Subordinated Notes due 2030	The Corporation's 3.250% Fixed-to-Floating Rate Subordinated Notes due 2030
TruPS	Trust Preferred Securities

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its financial condition, results of operations and business. Do not unduly rely on forward-looking statements. Forward-looking statements are any statement that does not relate to historical or current facts and can be identified by the use of words such as "may," "should," "will," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future," "intends," "projects," the negative of these terms and other comparable terminology. These forward-looking statements may include projections of, or guidance on, the Corporation's future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Corporation's business or financial results.

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

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share data)	September 30, 2026
	(unaudited)	December 31, 2025
ASSETS
Cash and due from banks	$272,674	$271,463
Interest-bearing deposits with other banks	840,538	790,146
Cash and Cash Equivalents	1,113,212	1,061,609
FRB and FHLB stock	128,757	121,009
Loans held for sale	16,044	16,316
Investment securities:
AFS, at estimated fair value	3,628,825	3,407,859
HTM, at amortized cost	1,692,948	1,425,885
Net loans	25,977,924	24,144,884
Less: ACL - loans	(375,635)	(364,462)
Loans, Net	25,602,289	23,780,422
Net premises and equipment	181,019	175,240
Accrued interest receivable	123,664	113,698
Goodwill and net intangible assets	627,923	612,996
Other assets	1,660,689	1,403,366
Total Assets	$34,775,370	$32,118,400
LIABILITIES
Deposits:
Noninterest-bearing	$5,199,747	$5,256,096
Interest-bearing	23,621,618	21,333,311
Total Deposits	28,821,365	26,589,407
Borrowings:
FHLB advances	—	250,000
Senior debt and subordinated debt	469,876	367,637
Other borrowings	762,993	679,738
Total Borrowings	1,232,869	1,297,375
Accrued interest payable	27,042	17,130
Other liabilities	1,007,342	724,041
Total Liabilities	31,088,618	28,627,953
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; Series A, 200,000 shares issued as of September 30, 2026 and December 31, 2025, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600,000,000 shares authorized, 248,335,505 shares issued as of September 30, 2026 and 247,130,331 shares issued as of December 31, 2025	620,839	617,826
Additional paid-in capital	1,890,394	1,803,235
Retained earnings	2,221,926	2,024,618
Accumulated other comprehensive loss	(369,749)	(198,682)
Treasury stock, at cost, 59,050,847 shares as of September 30, 2026 and 67,235,204 shares as of December 31, 2025	(869,536)	(949,428)
Total Shareholders' Equity	3,686,752	3,490,447
Total Liabilities and Shareholders' Equity	$34,775,370	$32,118,400

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per-share data)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest Income
Loans, including fees	$377,726	$355,505	$1,088,335	$1,046,896
Investment securities	50,472	47,944	139,950	141,643
Other interest income	12,710	7,557	30,833	24,919
Total Interest Income	440,908	411,006	1,259,118	1,213,458
Interest Expense
Deposits	135,761	130,237	378,303	390,323
Federal funds purchased	—	—	—	12
FHLB advances	2,470	5,791	9,710	21,741
Senior debt and subordinated debt	6,311	4,960	18,076	13,584
Other borrowings and interest-bearing liabilities	6,331	5,820	16,720	17,493
Total Interest Expense	150,873	146,808	422,809	443,153
Net Interest Income	290,035	264,198	836,309	770,305
Provision for credit losses	4,059	10,245	23,397	32,749
Net Interest Income After Provision for Credit Losses	285,976	253,953	812,912	737,556
Non-Interest Income
Wealth management	25,257	22,639	72,891	66,705
Commercial banking	24,976	23,165	72,604	67,925
Consumer banking	15,660	15,174	45,181	42,770
Mortgage banking	5,110	3,711	14,003	10,841
Other	6,222	5,718	21,693	18,547
Non-Interest Income Before Investment Securities (Losses) Gains, Net	77,225	70,407	226,372	206,788
Investment securities (losses) gains, net	—	—	—	(2)
Total Non-Interest Income	77,225	70,407	226,372	206,786
Non-Interest Expense
Salaries and employee benefits	125,764	111,265	355,865	321,914
Data processing and software	20,898	18,535	59,979	55,396
Net occupancy	18,714	15,954	54,784	50,571
Other outside services	15,370	12,951	43,119	36,797
Intangible amortization	5,561	5,368	16,821	17,097
FDIC insurance	4,465	5,089	13,144	15,638
Equipment	3,832	3,926	11,842	12,175
Marketing	3,636	2,470	8,785	7,595
Professional fees	3,229	2,320	7,809	3,405
Acquisition-related expenses	1,740	—	18,223	380
Other	15,308	18,696	59,393	57,877
Total Non-Interest Expense	218,517	196,574	649,764	578,845
Income Before Income Taxes	144,684	127,786	389,520	365,497
Income taxes	28,027	27,332	75,687	72,858
Net Income	116,657	100,454	313,833	292,639
Preferred stock dividends	(2,562)	(2,562)	(7,686)	(7,686)
Net Income Available to Common Shareholders	$114,095	$97,892	$306,147	$284,953

PER SHARE:
Net income available to common shareholders (basic)	$0.60	$0.54	$1.63	$1.57
Net income available to common shareholders (diluted)	0.59	0.53	1.62	1.55
Cash dividends	0.19	0.18	0.57	0.54
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net Income	$116,657	$100,454	$313,833	$292,639
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on AFS investment securities:
Net unrealized holding (losses) gains	(154,663)	38,606	(164,085)	43,018
Reclassification adjustment for securities net change realized in net income	—	—	—	2
Amortization of net unrealized gains on AFS investment securities transferred to HTM	1,313	1,330	3,850	4,000
Net Unrealized (Losses) Gains on AFS Investment Securities	(153,350)	39,936	(160,235)	47,020
Unrealized (losses) gains on interest rate derivatives used in cash flow hedges:
Net unrealized holding (losses) gains	(4,265)	(289)	(15,347)	1,519
Reclassification adjustment for net change realized in net income	1,055	4,586	4,829	12,056
Net Unrealized (Losses) Gains on Interest Rate Derivatives Used in Cash Flow Hedges	(3,210)	4,297	(10,518)	13,575
Defined benefit pension plan and postretirement benefits:
Amortization of net unrecognized pension and postretirement items	(119)	(106)	(314)	(318)
Other Comprehensive (Loss) Income, Net of Tax	(156,679)	44,127	(171,067)	60,277
Total Comprehensive (Loss) Income	$(40,022)	$144,581	$142,766	$352,916

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital
Three months ended September 30, 2026
Balance at June 30, 2026	200	$192,878	191,461	$620,527	$1,885,092	$2,143,949	$(213,070)	$(813,563)	$3,815,813
Net income						116,657			116,657
Other comprehensive loss							(156,679)		(156,679)
Common stock issued(1)			63	157	638				795
Dividend reinvestment activity			55		556			794	1,350
Stock-based compensation awards (repurchases), net			31	155	4,108			(1,188)	3,075
Acquisition of treasury stock			(2,325)					(55,579)	(55,579)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.19 per share						(36,118)			(36,118)
Balance at September 30, 2026	200	$192,878	189,285	$620,839	$1,890,394	$2,221,926	$(369,749)	$(869,536)	$3,686,752

Three months ended September 30, 2025
Balance at June 30, 2025	200	$192,878	182,379	$617,501	$1,793,909	$1,897,052	$(271,669)	$(900,425)	$3,329,246
Net income						100,454			100,454
Other comprehensive income							44,127		44,127
Common stock issued(1)			33	84	563				647
Dividend reinvestment activity			68		368			951	1,319
Stock-based compensation awards (repurchases), net			35	129	3,839			(317)	3,651
Acquisition of treasury stock			(1,650)					(30,730)	(30,730)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.18 per share						(32,554)			(32,554)
Balance at September 30, 2025	200	$192,878	180,865	$617,714	$1,798,679	$1,962,390	$(227,542)	$(930,521)	$3,413,598

Nine months ended September 30, 2026
Balance at December 31, 2025	200	$192,878	179,895	$617,826	$1,803,235	$2,024,618	$(198,682)	$(949,428)	$3,490,447
Net income						313,833			313,833
Other comprehensive loss							(171,067)		(171,067)
Common stock issued(1)			737	1,843	1,770				3,613
Dividend reinvestment activity			186		1,413			2,649	4,062
Reissuance of treasury stock pursuant to acquisition(2)			12,436		75,991			176,949	$252,940
Stock-based compensation awards (repurchases), net			93	1,170	7,985			(8,845)	310
Acquisition of treasury stock			(4,062)					(90,861)	(90,861)
Preferred stock dividend						(7,686)			(7,686)
Common stock dividends - $0.57 per share						(108,839)			(108,839)
Balance at September 30, 2026	200	$192,878	189,285	$620,839	$1,890,394	$2,221,926	$(369,749)	$(869,536)	$3,686,752

Nine months ended September 30, 2025
Balance at December 31, 2024	200	$192,878	182,089	$614,866	$1,789,214	$1,775,620	$(287,819)	$(887,434)	$3,197,325
Net income						292,639			292,639
Other comprehensive income							60,277		60,277
Common stock issued(1)			103	257	1,593				1,850
Dividend reinvestment activity			218		980			3,035	4,015
Stock-based compensation awards (repurchases), net			659	2,591	6,892			(6,467)	3,016
Acquisition of treasury stock			(2,204)					(39,655)	(39,655)
Preferred stock dividend						(7,686)			(7,686)
Common stock dividends - $0.54 per share						(98,183)			(98,183)
Balance at September 30, 2025	200	$192,878	180,865	$617,714	$1,798,679	$1,962,390	$(227,542)	$(930,521)	$3,413,598
See Notes to Consolidated Financial Statements
(1) Issuance of common stock includes issuance in connection with the Corporation's ESPP.
(2) Reissuance of common stock consists of 12,435,551 shares reissued in connection with the Blue Foundry Merger.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$313,833	$292,639
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	23,397	32,749
Depreciation and amortization of premises and equipment	21,360	21,235
Net amortization of investment securities (discounts) premiums	(1,088)	1,227
Net accretion of loan discounts	(38,327)	(37,259)
Investment securities losses, net	—	2
Gain on sales of mortgage loans held for sale	(9,341)	(6,572)
Proceeds from sales of mortgage loans held for sale	449,628	381,870
Originations of mortgage loans held for sale	(440,015)	(369,554)
Amortization of intangible assets	16,821	17,097
Capitalization and amortization of issuance costs and discounts on long-term borrowings, net	(2,761)	241
Gain on disposal of premises and equipment	(745)	(841)
Gain on sale-leaseback transaction	—	(606)
Stock-based compensation	9,155	9,483
Net change in life insurance cash surrender value	(10,934)	(13,459)
Other changes, net	177,563	(119,741)
Total adjustments	194,713	(84,128)
Net cash provided by operating activities	508,546	208,511
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	141,366	14,966
Proceeds from principal repayments and maturities of AFS investment securities	599,710	409,512
Proceeds from principal repayments and maturities of HTM investment securities	99,764	67,718
Purchase of AFS investment securities	(953,338)	(556,643)
Purchase of HTM investment securities	(357,673)	(118,967)
Net change in FRB and FHLB stock	6,730	3,393
Net change in loans	(255,148)	5,456
Net purchases of premises and equipment	(9,204)	(14,227)
Settlement of bank owned life insurance	1,962	2,277
Proceeds from sale-leaseback transaction	—	11,323
Net cash and cash equivalents acquired in acquisition	141,801	—
Net change in tax credit investments	(28,035)	(29,376)
Net cash used in investing activities	(612,065)	(204,568)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings deposits	1,056,728	453,803
Net change in time deposits and brokered deposits	(357,235)	(250,746)
Net change in borrowings	(442,745)	(310,328)
Repayments of senior debt and subordinated debt	(195,000)	—
Proceeds from senior debt and subordinated debt issuance	300,000	—
Net proceeds from issuance of common stock	7,675	5,865
Dividends paid	(114,595)	(106,089)
Acquisition of treasury stock	(99,706)	(46,122)
Net cash provided by (used in) financing activities	155,122	(253,617)
Net increase (decrease) in Cash and Cash Equivalents	51,603	(249,674)
Cash and Cash Equivalents at Beginning of Period	1,061,609	1,063,871
Cash and Cash Equivalents at End of Period	$1,113,212	$814,197

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$412,897	$452,190
Income taxes	35,936	70,221
Business Combination
Reissuance of treasury stock pursuant to acquisition	$252,940	$—
Fair value of tangible assets acquired	2,065,172	—
Intangible assets	17,800	—
Liabilities assumed	1,843,976	—
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

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026.

The Corporation evaluates subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC for potential recognition or disclosure in the Consolidated Financial Statements.

Significant Accounting Policies

The significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements are disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these accounting policies during the three and nine months ended September 30, 2026.

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

In September 2025, FASB issued ASU 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). This update modernizes internal-use software guidance to reflect the agile methods predominantly used to develop software. The Corporation adopted ASU 2025-06 on January 1, 2026, and its adoption did not have a material impact on its Consolidated Financial Statements.

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

The following table summarizes the consideration transferred and the estimated fair values of identifiable assets acquired and liabilities assumed in connection with the Blue Foundry Merger on the Acquisition Date:

Estimated Fair Value
(dollars in thousands)
Consideration transferred:
Common stock issued (12,435,551)	$252,940
Cash paid to Blue Foundry Bancorp shareholders	5
Value of consideration	252,945
Assets acquired:
Cash and due from banks	9,109
Interest-bearing deposits with banks	118,219
FHLB Stock	14,478
Investment securities	226,456
Loans, net	1,552,046
Premises and equipment	19,472
Other assets	143,192
Total assets	2,082,972
Liabilities assumed:
Deposits	1,532,465
Borrowings	276,000
Other liabilities	35,511
Total liabilities	1,843,976
Net assets acquired	238,996
Goodwill resulting from acquisition	$13,949

The values assigned to assets acquired and liabilities assumed and the impact on associated income taxes are preliminary and subject to change up to one year from the Acquisition Date as the Corporation continues to finalize the valuation of loans, premises and equipment, intangible assets and deferred taxes. Adjustments recorded during the measurement period will be recognized retrospectively as if the accounting was completed as of the Acquisition Date. No measurement adjustments were recorded during the three months ended September 30, 2026.

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

The following table presents information with respect to the estimated fair value and unpaid principal balance of acquired loans and leases:

	April 1, 2026
	Unpaid Principal Balance	Estimated Fair Value
	(dollars in thousands)
Real estate - commercial mortgage	$1,016,045	$939,966
Commercial and industrial	140,765	123,093
Real estate - residential mortgage	428,399	389,599
Real estate - home equity	35,980	33,285
Real estate - construction	66,970	66,091
Consumer	12	12
Total acquired loans	$1,688,171	$1,552,046

The following table summarizes PCD Loans:

April 1, 2026
(dollars in thousands)
Book balance of loans with deteriorated credit quality at acquisition	$83,522
Fair value of loans with deteriorated credit quality at acquisition	72,785
Fair value discount	10,737
PCD Loans credit discount	(4,136)
Non-credit discount	$6,601

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

Accrued interest receivable: The Corporation acquired $9.2 million of accrued interest receivable. The fair value of the accrued interest receivable approximated its book value.

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

The following table details the costs incurred and classified as acquisition-related expenses:

	Three months ended	Nine months ended
	September 30, 2026	September 30, 2026
	(dollars in thousands)
Salaries and employee benefits	$423	$3,341
Net occupancy	—	42
Professional fees	624	4,618
Charitable donation	—	1,500
Other	693	8,722
	$1,740	$18,223

In connection with the Blue Foundry Merger, the Corporation made a $1.5 million donation to the Fulton Forward Foundation designated to be used to provide impact grants in support of nonprofit community organizations in New Jersey.

The following table presents the change in goodwill during the period:

Nine months ended
September 30, 2026
(dollars in thousands)
Goodwill at December 31, 2025	$553,346
Goodwill from Blue Foundry Merger	13,949
Goodwill at September 30, 2026	$567,295

Unaudited Pro Forma Information:

The results provided in the tables below reflect management's best estimate based on information available as of the date of the filing of this Quarterly Report on Form 10-Q. The following table summarizes the results of operations contributed from the Blue Foundry Merger presented in the unaudited Consolidated Statements of Income:

	Three months ended	Nine months ended
	September 30, 2026	September 30, 2026
	(dollars in thousands)
Total interest income	$25,108	$53,576
Total interest expense	6,930	17,936
Net interest income	18,178	35,640
Provision for credit losses	767	(1,636)
Net Interest Income After Provision for Credit Losses	17,411	37,276
Total non-interest income	187	501
Total non-interest expense	8,340	20,331
Income Before Income Taxes	9,258	17,446
Income taxes	2,620	4,937
Net Income	$6,638	$12,509

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net interest income	$289,705	$280,799	$851,024	$819,006
Provision for credit losses	4,059	10,834	24,740	34,002
Net Interest Income After Provision for Credit Losses	285,646	269,965	826,284	785,004
Total non-interest income	77,225	70,823	226,896	208,001
Total non-interest expense	216,618	213,312	648,448	641,459
Income Before Income Taxes	146,253	127,476	404,732	351,546
Income tax expense	28,331	27,266	78,643	70,077
Net Income	$117,922	$100,210	$326,089	$281,469

NOTE 3 – Restrictions on Cash and Cash Equivalents

Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the Consolidated Balance Sheets. The amounts of such collateral as of September 30, 2026 and December 31, 2025 were $3.2 million and $27.0 million, respectively.

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
State and municipal securities	$925,228	$3	$(216,064)	$709,167
Corporate debt securities	168,662	804	(4,174)	165,292
Collateralized mortgage obligations	1,250,085	167	(38,774)	1,211,478
Residential mortgage-backed securities	1,033,598	—	(65,236)	968,362
Commercial mortgage-backed securities	693,152	—	(118,626)	574,526
Total	$4,070,725	$974	$(442,874)	$3,628,825

Held to Maturity
Residential mortgage-backed securities	$582,503	$—	$(68,211)	$514,292
Collateralized mortgage obligations	234,758	—	(10,876)	223,882
Commercial mortgage-backed securities	875,687	—	(152,923)	722,764
Total	$1,692,948	$—	$(232,010)	$1,460,938

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
State and municipal securities	$951,764	$326	$(125,397)	$826,693
Corporate debt securities	219,699	1,302	(6,080)	214,921
Collateralized mortgage obligations	1,034,548	12,758	(7,228)	1,040,078
Residential mortgage-backed securities	781,966	5,891	(21,140)	766,717
Commercial mortgage-backed securities	647,375	80	(88,005)	559,450
Total	$3,635,352	$20,357	$(247,850)	$3,407,859

Held to Maturity
Residential mortgage-backed securities	$573,636	$4,978	$(44,093)	$534,521
Commercial mortgage-backed securities	852,249	—	(119,192)	733,057
Total	$1,425,885	$4,978	$(163,285)	$1,267,578

Investment securities carried at $340.3 million and $373.3 million at September 30, 2026 and December 31, 2025, respectively, were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of September 30, 2026, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because issuers may have the right to call, or borrowers may have the right to prepay, with or without call or prepayment penalties.

	September 30, 2026
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$6,563	$6,477	$—	$—
Due from one year to five years	65,053	63,586	—	—
Due from five years to ten years	210,228	197,675	—	—
Due after ten years	812,046	606,721	—	—
	1,093,890	874,459	—	—
Residential mortgage-backed securities(1)	1,033,598	968,362	582,503	514,292
Commercial mortgage-backed securities(1)	693,152	574,526	875,687	722,764
Collateralized mortgage obligations(1)	1,250,085	1,211,478	234,758	223,882
Total	$4,070,725	$3,628,825	$1,692,948	$1,460,938
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross realized gains and losses on the sales of securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended	(dollars in thousands)
September 30, 2026	$—	$—	$—
September 30, 2025	—	—	—

Nine months ended
September 30, 2026	$—	$—	$—
September 30, 2025	663	(665)	(2)

The following tables present the gross unrealized losses and estimated fair values of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2026
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale	(dollars in thousands)
State and municipal securities	37	$71,253	$(8,030)	251	$633,487	$(208,034)	$704,740	$(216,064)
Corporate debt securities	14	69,846	(1,147)	13	72,657	(3,027)	142,503	(4,174)
Collateralized mortgage obligations	82	1,110,337	(29,384)	68	62,103	(9,390)	1,172,440	(38,774)
Residential mortgage-backed securities	76	797,207	(33,374)	71	169,135	(31,862)	966,342	(65,236)
Commercial mortgage-backed securities	12	155,961	(9,779)	128	418,565	(108,847)	574,526	(118,626)
Total available for sale	221	$2,204,604	$(81,714)	531	$1,355,947	$(361,160)	$3,560,551	$(442,874)

Held to Maturity
Residential mortgage-backed securities	22	$291,533	$(10,345)	118	$218,039	$(57,866)	$509,572	$(68,211)
Collateralized mortgage obligations	6	223,882	(10,876)	—	—	—	223,882	(10,876)
Commercial mortgage-backed securities	1	31,873	(2,892)	60	690,891	(150,031)	722,764	(152,923)
Total held to maturity	29	$547,288	$(24,113)	178	$908,930	$(207,897)	$1,456,218	$(232,010)

	December 31, 2025
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(dollars in thousands)
State and municipal securities	3	$10,532	$(127)	277	$776,597	$(125,270)	$787,129	$(125,397)
Corporate debt securities	5	22,911	(329)	21	145,563	(5,751)	168,474	(6,080)
Collateralized mortgage obligations	1	19,806	(128)	72	74,446	(7,100)	94,252	(7,228)
Residential mortgage-backed securities	3	34,766	(97)	75	240,422	(21,043)	275,188	(21,140)
Commercial mortgage-backed securities	4	51,600	(155)	131	493,235	(87,850)	544,835	(88,005)
Total available for sale	16	$139,615	$(836)	576	$1,730,263	$(247,014)	$1,869,878	$(247,850)

Held to Maturity
Residential mortgage-backed securities	—	$—	$—	120	$275,497	$(44,093)	$275,497	$(44,093)
Commercial mortgage-backed securities	—	—	—	60	733,057	(119,192)	733,057	(119,192)
Total held to maturity	—	$—	$—	180	$1,008,554	$(163,285)	$1,008,554	$(163,285)

The Corporation's collateralized mortgage obligations, residential mortgage-backed securities and commercial mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. In addition, these securities have principal payments that are guaranteed by GSEs. Therefore, the Corporation did not record an ACL for these securities as of September 30, 2026 and December 31, 2025. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost.

Based on the payment status and management's evaluation of the Corporation's state and municipal securities, no ACL was required for these securities as of September 30, 2026 and December 31, 2025. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

The majority of the corporate debt securities were rated at or above investment grade as of September 30, 2026 and December 31, 2025. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of September 30, 2026 and December 31, 2025. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
NOTE 5 - Loans and Allowance for Credit Losses
Loans and leases, net of unearned income

Loans and leases, net of unearned income, are summarized as follows:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Real estate - commercial mortgage	$10,915,582	$9,820,944
Commercial and industrial	4,547,315	4,539,060
Real estate - residential mortgage	7,332,034	6,669,993
Real estate - home equity	1,355,940	1,242,831
Real estate - construction	881,493	970,298
Consumer	574,893	564,349
Leases and other loans(1)	370,667	337,409
Net loans	$25,977,924	$24,144,884
(1) Includes unearned income of $41.3 million and $36.8 million as of September 30, 2026 and December 31, 2025, respectively.

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

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
ACL - loans	$375,635	$364,462
Reserve for OBS credit exposures(1)	$14,813	$14,972
(1) Included in other liabilities on the Consolidated Balance Sheets.

The following table presents the activity in the ACL - loans balances:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Balance at beginning of period	$382,580	$377,337	$364,462	379,156
Initial allowance for credit losses on purchased loans	—	—	34,344	—
Loans charged off	(13,329)	(19,439)	(57,655)	(55,388)
Recoveries of loans previously charged off	3,872	8,510	11,274	20,155
Net loans (charged off) recovered	(9,457)	(10,929)	(46,381)	(35,233)
Provision for credit losses(1) (2)	2,761	9,850	23,653	32,335
Other	$(249)	$—	$(443)	$—
Balance at end of period	$375,635	$376,258	$375,635	$376,258
Provision for OBS credit exposures(1)	$1,298	$395	$(256)	$414
Reserve for OBS credit exposures	$14,813	$14,575	$14,813	$14,575
(1) The sum of these amounts is reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision for credit losses only includes the portion related to net loans.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Real Estate -Residential Mortgage	Consumer and Real Estate - Home Equity	Real Estate - Construction	Leases and other loans	Total
	(dollars in thousands)
Three months ended September 30, 2026
Balance at June 30, 2026	$168,234	$76,677	$95,580	$25,924	$10,158	$6,007	$382,580
Initial allowance for credit losses on purchased loans	—	—	—	—	—	—	—
Loans charged off	(5,839)	(2,107)	(2,347)	(1,936)	—	(1,100)	(13,329)
Recoveries of loans previously charged off	309	2,566	170	495	—	332	3,872
Net loans (charged off) recovered	(5,530)	459	(2,177)	(1,441)	—	(768)	(9,457)
Provision for loan losses(1) (2)	(6,679)	(1,284)	7,930	4,176	(1,281)	(101)	2,761
Other	—	(249)	—	—	—	—	(249)
Balance at September 30, 2026	$156,025	$75,603	$101,333	$28,659	$8,877	$5,138	$375,635
Three months ended September 30, 2025
Balance at June 30, 2025	$153,383	$97,520	$82,356	$19,481	$20,736	$3,861	$377,337
Loans charged off	(3,906)	(5,847)	(394)	(2,527)	(5,286)	(1,479)	(19,439)
Recoveries of loans previously charged off	4,307	3,205	33	726	47	192	8,510
Net loans (charged off) recovered	401	(2,642)	(361)	(1,801)	(5,239)	(1,287)	(10,929)
Provision for loan and lease losses(1) (2)	2,010	(818)	6,030	3,859	(2,068)	837	9,850
Balance at September 30, 2025	$155,794	$94,060	$88,025	$21,539	$13,429	$3,411	$376,258
Nine months ended September 30, 2026
Balance at December 31, 2025	$157,302	$77,740	$88,961	$23,026	$10,896	$6,537	$364,462
Initial allowance for credit losses on purchased loans	22,771	6,116	4,915	288	254	—	34,344
Loans charged off	(20,730)	(24,667)	(2,859)	(6,219)	—	(3,180)	(57,655)
Recoveries of loans previously charged off	2,639	4,586	439	1,561	884	1,165	11,274
Net loans (charged off) recovered	(18,091)	(20,081)	(2,420)	(4,658)	884	(2,015)	(46,381)
Provision for loan losses(1) (2)	(5,957)	12,271	9,877	10,003	(3,157)	616	23,653
Other	—	(443)	—	—	—	—	(443)
Balance at September 30, 2026	$156,025	$75,603	$101,333	$28,659	$8,877	$5,138	$375,635
Nine months ended September 30, 2025
Balance at December 31, 2024	$158,181	$92,212	$81,331	$19,397	$25,140	$2,895	$379,156
Loans charged off	(22,414)	(15,492)	(995)	(6,605)	(5,387)	(4,495)	(55,388)
Recoveries of loans previously charged off	4,814	11,785	410	2,285	228	633	20,155
Net loans (charged off) recovered	(17,600)	(3,707)	(585)	(4,320)	(5,159)	(3,862)	(35,233)
Provision for loan losses(1)(2)	15,213	5,555	7,279	6,462	(6,552)	4,378	32,335
Balance at September 30, 2025	$155,794	$94,060	$88,025	$21,539	$13,429	$3,411	$376,258
(1) These amounts are reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision for credit losses only includes the portion related to net loans.

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

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of September 30, 2026 and December 31, 2025, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any.

As of September 30, 2026 and December 31, 2025, approximately 50% and 88%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months, or actual fair value based on active fully-executed letters of intent to purchase or agreements of sale. As of September 30, 2026, the remaining 50% of loans evaluated individually for impairment with principal balances greater than or equal to $1 million, whose primary collateral consisted of real estate, were measured at fair value by the Corporation's management pending receipt of third-party appraisals by state certified third-party appraisers.

Non-accrual Loans

The following table presents total non-accrual loans, by class segment:

	September 30, 2026			December 31, 2025
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$26,703	$33,274	$59,977	$27,437	$44,613	$72,050
Commercial and industrial	14,909	20,917	35,826	19,822	24,281	44,103
Real estate - residential mortgage	26,509	3,403	29,912	25,423	2,328	27,751
Real estate - home equity	8,772	—	8,772	7,126	—	7,126
Real estate - construction	1,553	—	1,553	1,661	—	1,661
Consumer	2	—	2	3	—	3
Leases and other loans	11	—	11	32	1,146	1,178
Total	$78,459	$57,594	$136,053	$81,504	$72,368	$153,872

As of September 30, 2026 and December 31, 2025, there were $57.6 million and $72.4 million, respectively, of non-accrual loans that did not have a specific valuation allowance within the ACL. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

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

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	September 30, 2026
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2026	2025	2024	2023	2022	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$1,043,602	$978,293	$779,634	$1,138,451	$1,392,572	$4,699,568	$108,809	$—	$10,140,929
Special Mention	446	3,675	59,712	42,837	68,010	187,184	1,520	—	363,384
Substandard or Lower	—	22,315	25,282	19,295	96,861	246,909	607	—	411,269
Total real estate - commercial mortgage	1,044,048	1,004,283	864,628	1,200,583	1,557,443	5,133,661	110,936	—	10,915,582
Real estate - commercial mortgage
Current period gross charge-offs	—	(4,951)	(2,570)	(2,650)	(3,658)	(6,901)	—	—	(20,730)
Commercial and industrial
Pass	598,425	468,183	278,351	250,443	404,078	799,804	1,385,333	1,178	4,185,795
Special Mention	128	8,023	11,037	10,620	15,837	44,438	71,734	—	161,817
Substandard or Lower	674	22,025	6,590	13,929	12,565	77,601	63,584	2,735	199,703
Total commercial and industrial	599,227	498,231	295,978	274,992	432,480	921,843	1,520,651	3,913	4,547,315
Commercial and industrial
Current period gross charge-offs	—	(120)	(117)	(2,920)	(827)	(3,542)	(17,141)	—	(24,667)
Real estate - construction(1)
Pass	104,793	145,185	115,896	129,692	9,074	35,993	51,053	2,050	593,736
Special Mention	—	—	1,290	—	3,995	—	1,299	5,583	12,167
Substandard or Lower	—	—	3,784	679	5,504	177	—	—	10,144
Total real estate - construction	104,793	145,185	120,970	130,371	18,573	36,170	52,352	7,633	616,047
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Leases and other loans
Pass	151,731	97,521	29,137	54,785	22,560	9,159	—	—	364,893
Special Mention	—	193	321	1,488	932	328	—	—	3,262
Substandard or Lower	—	417	655	1,072	291	77	—	—	2,512
Total leases and other loans	151,731	98,131	30,113	57,345	23,783	9,564	—	—	370,667
Leases and other loans
Current period gross charge-offs	(598)	(888)	(394)	(216)	(220)	(864)	—	—	(3,180)
Total
Pass	1,898,551	1,689,182	1,203,018	1,573,371	1,828,284	5,544,524	1,545,195	3,228	15,285,353
Special Mention	574	11,891	72,360	54,945	88,774	231,950	74,553	5,583	540,630
Substandard or Lower	674	44,757	36,311	34,975	115,221	324,764	64,191	2,735	623,628
Total	$1,899,799	$1,745,830	$1,311,689	$1,663,291	$2,032,279	$6,101,238	$1,683,939	$11,546	$16,449,611
(1) Excludes non-commercial real estate - construction.

Total criticized and classified loans at September 30, 2026 decreased $293.2 million, or 20.1%, compared to December 31, 2025. Total criticized and classified loans at September 30, 2026 included $40.4 million acquired in the Blue Foundry Merger.

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

	September 30, 2026
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2026	2025	2024	2023	2022	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$809,602	$806,360	$497,905	$603,433	$1,343,609	$3,216,353	$—	$—	$7,277,262
Non-performing	—	2,026	1,708	3,587	9,738	37,713	—	—	54,772
Total real estate - residential mortgage	809,602	808,386	499,613	607,020	1,353,347	3,254,066	—	—	7,332,034
Real estate - residential mortgage
Current period gross charge-offs	—	—	(91)	(84)	(287)	(2,397)	—	—	(2,859)
Consumer and real estate - home equity
Performing	331,708	10,178	19,993	52,652	100,461	222,210	1,145,521	33,686	1,916,409
Non-performing	11	226	563	795	2,482	6,309	2,209	1,829	14,424
Total consumer and real estate - home equity	331,719	10,404	20,556	53,447	102,943	228,519	1,147,730	35,515	1,930,833
Consumer and real estate - home equity
Current period gross charge-offs	(48)	(331)	(313)	(481)	(601)	(4,030)	(415)	—	(6,219)
Construction - residential
Performing	130,034	113,788	18,158	—	—	—	—	—	261,980
Non-performing	—	615	485	960	1,406	—	—	—	3,466
Total construction - residential	130,034	114,403	18,643	960	1,406	—	—	—	265,446
Construction - residential
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	1,271,344	930,326	536,056	656,085	1,444,070	3,438,563	1,145,521	33,686	9,455,651
Non-performing	11	2,867	2,756	5,342	13,626	44,022	2,209	1,829	72,662
Total	$1,271,355	$933,193	$538,812	$661,427	$1,457,696	$3,482,585	$1,147,730	$35,515	$9,528,313

	December 31, 2025
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$724,505	$536,668	$662,479	$1,412,885	$1,603,854	$1,684,033	$—	$—	$6,624,424
Non-performing	134	645	2,102	9,752	4,961	27,975	—	—	45,569
Total real estate - residential mortgage	724,639	537,313	664,581	1,422,637	1,608,815	1,712,008	—	—	6,669,993
Real estate - residential mortgage
Current period gross charge-offs	—	(19)	(201)	(294)	(161)	(378)	—	—	(1,053)
Consumer and real estate - home equity
Performing	231,952	23,963	74,129	140,759	43,561	201,571	1,042,448	36,924	1,795,307
Non-performing	97	84	143	409	568	4,992	2,497	3,083	11,873
Total consumer and real estate - home equity	232,049	24,047	74,272	141,168	44,129	206,563	1,044,945	40,007	1,807,180
Consumer and real estate - home equity
Current period gross charge-offs	(215)	(262)	(998)	(1,556)	(708)	(4,505)	(573)	—	(8,817)
Construction - residential
Performing	164,473	72,583	1,395	2,280	—	—	—	—	240,731
Non-performing	—	606	—	1,406	—	—	—	—	2,012
Total construction - residential	164,473	73,189	1,395	3,686	—	—	—	—	242,743
Construction - residential
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	1,120,930	633,214	738,003	1,555,924	1,647,415	1,885,604	1,042,448	36,924	8,660,462
Non-performing	231	1,335	2,245	11,567	5,529	32,967	2,497	3,083	59,454
Total	$1,121,161	$634,549	$740,248	$1,567,491	$1,652,944	$1,918,571	$1,044,945	$40,007	$8,719,916

The following table presents non-performing assets:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Non-accrual loans	$136,053	$153,872
Loans 90 days or more past due and still accruing	37,710	29,924
Total non-performing loans and leases	173,763	183,796
OREO(1)	5,645	1,365
Total non-performing assets	$179,408	$185,161
(1) Excludes $20.5 million and $19.1 million of residential mortgage properties for which formal foreclosure proceedings were in process as of September 30, 2026 and December 31, 2025, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
September 30, 2026
Real estate - commercial mortgage	$31,624	$11,361	$2,802	$59,977	$10,809,818	$10,915,582
Commercial and industrial	9,002	2,281	2,336	35,826	4,497,870	4,547,315
Real estate - residential mortgage	48,287	11,173	24,859	29,912	7,217,803	7,332,034
Real estate - home equity	14,307	2,007	4,378	8,772	1,326,476	1,355,940
Real estate - construction	6,035	—	2,060	1,553	871,845	881,493
Consumer	4,318	1,320	1,275	2	567,978	574,893
Leases and other loans(1)	214	232	—	11	370,210	370,667
Total	$113,787	$28,374	$37,710	$136,053	$25,662,000	$25,977,924
(1) Includes unearned income.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
December 31, 2025
Real estate - commercial mortgage	$19,762	$17,757	$2,931	$72,050	$9,708,444	$9,820,944
Commercial and industrial	5,023	4,563	3,653	44,103	4,481,718	4,539,060
Real estate - residential mortgage	48,246	7,912	17,818	27,751	6,568,266	6,669,993
Real estate - home equity	15,646	1,417	3,958	7,126	1,214,684	1,242,831
Real estate - construction	3,698	2,555	606	1,661	961,778	970,298
Consumer	6,334	1,604	788	3	555,620	564,349
Leases and other loans(1)	160	193	170	1,178	335,708	337,409
Total	$98,869	$36,001	$29,924	$153,872	$23,826,218	$24,144,884
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

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Term Extension
	2026		2025
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended September 30,
Real estate - commercial mortgage	$43,300	0.40%	$69,284	0.71%
Commercial and industrial	22,113	0.49	6,609	0.15
Real estate - residential mortgage	—	—	1,263	0.02
Real estate - home equity	—	—	37	—
Total	$65,413		$77,193

Nine months ended September 30,
Real estate - commercial mortgage	$47,108	0.43%	$72,937	0.75%
Commercial and industrial	24,581	0.54	24,822	0.56
Real estate - residential mortgage	4,902	0.07	5,339	0.08
Real estate - home equity	—	—	381	0.03
Real estate - construction	—	—	19,275	1.70
Total	$76,591		$122,754

	Interest Rate Reduction
	2026		2025
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended September 30,
Real estate - residential mortgage	$—	—%	$—	—%

Nine months ended September 30,
Real estate - residential mortgage	$1,120	0.02%	$—	—%

	Interest Rate Reduction and Term Extension
	2026		2025
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended September 30,
Real estate - residential mortgage	$1,280	0.02%	$483	0.01%

Nine months ended September 30,
Real estate - residential mortgage	$7,070	0.10%	$2,502	0.04%

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Financial Effect
Three months ended September 30, 2026
Real estate - commercial mortgage	Added a weighted-average 0.72 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 1.48 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 7.55 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Three months ended September 30, 2025
Real estate - commercial mortgage	Added a weighted-average 0.95 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.98 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.93 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 35.00 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Nine months ended September 30, 2026
Real estate - commercial mortgage	Added a weighted-average 0.74 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 1.43 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 7.82 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Nine months ended September 30, 2025
Real estate - commercial mortgage	Added a weighted-average 0.94 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.94 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.63 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 15.29 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - construction	Added a weighted-average 0.91 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Interest Rate Reduction
Financial Effect
Three months ended September 30, 2026
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.10% to 2.26%

Three months ended September 30, 2025
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.29% to 3.02%

Nine months ended September 30, 2026
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.60% to 2.74%

Nine months ended September 30, 2025
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.37% to 2.64%
During the three and nine months ended September 30, 2026 and 2025, there were no loans modified due to financial difficulty where there was a principal balance forgiveness.

The following table presents the performance of loans that have been modified due to financial difficulty in the previous 12 months:

		30-89	90+		Total
		Days Past	Past Due	Non-	Past
	Current	Due	and Accruing	Accrual	Due
September 30, 2026	(dollars in thousands)
Real estate - commercial mortgage	$46,810	$—	$—	$384	$384
Commercial and industrial	30,068	509	—	1,883	2,392
Real estate - residential mortgage	6,695	2,520	1,412	3,465	7,397
Real estate - home equity	—	—	—	—	—
Real estate - construction	2,735	—	—	—	—
Total	$86,308	$3,029	$1,412	$5,732	$10,173

There were no commitments to lend additional funds to borrowers with loan modifications as a result of financial difficulty as of September 30, 2026.

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the Consolidated Balance Sheets, with adjustments to the carrying value included in mortgage banking income on the Consolidated Statements of Income:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$30,276	$30,133	$29,734	$30,691
Originations of MSRs	2,621	960	5,348	2,585
Amortization	(993)	(1,173)	(3,178)	(3,356)
Balance at end of period	$31,904	$29,920	$31,904	$29,920

Estimated fair value of MSRs at end of period	$60,780	$50,731	$60,780	$50,731

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.1 billion and $4.0 billion as of September 30, 2026 and December 31, 2025, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $60.8 million and $49.9 million as of September 30, 2026 and December 31, 2025, respectively. Based on the Corporation's fair value analysis, it was determined that no valuation allowance was required as of September 30, 2026.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2026		December 31, 2025
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$158,490	$194	$203,580	$563
Negative fair values	19,634	(164)	926	(6)
Forward Commitments
Positive fair values	71,500	1,099	—	—
Negative fair values	—	—	71,207	(156)
Interest Rate Derivatives with Customers(1)
Positive fair values	138,798	124	2,118,722	39,236
Negative fair values	4,819,991	(267,258)	2,747,758	(130,521)
Interest Rate Derivatives with Dealer Counterparties
Positive fair values(2)	4,819,991	199,857	2,747,758	77,528
Negative fair values	138,798	(491)	2,118,722	(39,606)
Interest Rate Derivatives used in Cash Flow Hedges
Positive fair values	1,850,000	1,148	2,950,000	11,489
Negative fair values	1,350,000	(6,666)	—	—
Foreign Exchange Contracts with Customers
Positive fair values	32,889	730	1,239	8
Negative fair values	4,709	(62)	13,007	(714)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	8,607	165	14,424	883
Negative fair values	35,012	(580)	1,870	(6)
(1) Fair values are net of a valuation allowance of $366 thousand as of September 30, 2026 and December 31, 2025.
(2) Excluded from interest rate derivatives with dealer counterparties was cash collateral recognized in interest-bearing deposits with other banks in the
Consolidated Balance Sheets of $66.7 million as of September 30, 2026 and $51.8 million as of December 31, 2025.

The following table presents the effect of cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivatives	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)
Three months ended September 30, 2026
Interest Rate Products	$(5,590)	$(5,590)	$—	Interest Income	$(1,271)	$(1,271)	$—
Interest Rate Products	—	—	—	Interest Expense	(125)	(125)	—
Total	$(5,590)	$(5,590)	$—		$(1,396)	$(1,396)	$—
Three months ended September 30, 2025
Interest Rate Products	$(1,807)	$(1,807)	$—	Interest Income	$(5,568)	$(5,568)	$—
Interest Rate Products	1,434	1,434	—	Interest Expense	(361)	(361)	—
Total	$(373)	$(373)	$—		$(5,929)	$(5,929)	$—
Nine months ended September 30, 2026
Interest Rate Products	$(19,632)	$(19,632)	$—	Interest Income	$(5,620)	$(5,620)	$—
Interest Rate Products	—	—	—	Interest Expense	(558)	(558)	—
Total	$(19,632)	$(19,632)	$—		$(6,178)	$(6,178)	$—
Nine months ended September 30, 2025
Interest Rate Products	$1,450	$1,450	$—	Interest Income	$(15,106)	$(15,106)	$—
Interest Rate Products	514	514	—	Interest Expense	(481)	(481)	—
Total	$1,964	$1,964	$—		$(15,587)	$(15,587)	$—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement:

	Consolidated Statements of Income Classification
	2026		2025
	Interest Income	Interest Expense	Interest Income	Interest Expense
	(dollars in thousands)
Three months ended September 30,
Total amounts of income line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$(1,271)	$(125)	$(5,568)	$(361)
The effects of fair value and cash flow hedging:
Amount of (loss) gain reclassified from AOCI into income	(1,271)	(125)	(5,568)	(361)
Interest rate derivatives:
Amount of (loss) gain reclassified from AOCI into income as a result of a forecasted transaction that is no longer probable of occurring	—	—	—	—
Amount of (loss) gain reclassified from AOCI into income - included component	(1,271)	(125)	(5,568)	(361)
Amount of (loss) gain reclassified from AOCI into income - excluded component	—	—	—	—

Nine months ended September 30,
Total amounts of income line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$(5,620)	$(558)	$(15,106)	$(481)
The effects of fair value and cash flow hedging:
Amount of (loss) gain reclassified from AOCI into income	(5,620)	(558)	(15,106)	(481)
Interest rate derivatives:
Amount of (loss) gain reclassified from AOCI into income as a result of a forecasted transaction that is no longer probable of occurring	—	—	—	—
Amount of (loss) gain reclassified from AOCI into income - included component	(5,620)	(558)	(15,106)	(481)
Amount of (loss) gain reclassified from AOCI into income - excluded component	—	—	—	—

During the next twelve months, the Corporation estimates that an additional $11.2 million will be reclassified as a decrease to net interest income.

The following table presents the fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended September 30,		Nine months ended September 30,
		2026	2025	2026	2025
		(dollars in thousands)
Mortgage banking derivatives(1)	Mortgage banking income	$124	$(298)	$728	$(432)
Interest rate derivatives	Other income	531	138	493	269
Foreign exchange contracts	Other income	120	(20)	82	122
Net fair value gains on derivative financial instruments		$775	$(180)	$1,303	$(41)
(1) Includes interest rate locks with customers and forward commitments.

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents mortgage loans held for sale and the impact of the fair value election on the Consolidated Financial Statements:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Amortized cost(1)	$16,069	$16,005
Fair value	16,044	16,316
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Losses related to changes in fair values of mortgage loans held for sale were $0.6 million for the three months ended September 30, 2026 compared to losses of $0.1 million for the three months ended September 30, 2025. Losses related to changes in fair values of mortgage loans held for sale were $0.3 million for the nine months ended September 30, 2026 compared to gains of $0.1 million for the nine months ended September 30, 2025. Gains and losses are recorded on the Consolidated Statements of Income as adjustments to mortgage banking income.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral(2)	Amount
	(dollars in thousands)
September 30, 2026
Interest rate derivative assets	$201,129	$(7,917)	$—	$193,212
Foreign exchange derivative assets with correspondent banks	165	(165)	—	—
Total	$201,294	$(8,082)	$—	$193,212

Interest rate derivative liabilities	$274,415	$(2,399)	$(71,525)	$200,491
Foreign exchange derivative liabilities with correspondent banks	580	(165)	—	415
Total	$274,995	$(2,564)	$(71,525)	$200,906

December 31, 2025
Interest rate derivative assets	$128,253	$(18,829)	$—	$109,424
Foreign exchange derivative assets with correspondent banks	883	(883)	—	—
Total	$129,136	$(19,712)	$—	$109,424

Interest rate derivative liabilities	$170,127	$(30,318)	$(54,200)	$85,609
Foreign exchange derivative liabilities with correspondent banks	6	(883)	—	(877)
Total	$170,133	$(31,201)	$(54,200)	$84,732
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

The Corporation recognized debt extinguishment costs of $0.8 million in connection with the redemption of the Subordinated Notes due 2030, consisting of the write-off of unamortized capitalized debt issuance costs and professional fees. These debt extinguishment costs are included in other non-interest expense in the Consolidated Statements of Income.

NOTE 9 – Accumulated Other Comprehensive Income (Loss)

The following table presents the components of OCI:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(dollars in thousands)
Three months ended September 30, 2026
Net unrealized losses on investment securities	$(202,096)	$47,433	$(154,663)
Amortization of net unrealized gains on AFS investment securities transferred to HTM(1)	1,716	(403)	1,313
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	(5,590)	1,325	(4,265)
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	1,396	(341)	1,055
Amortization of net unrecognized pension and postretirement items(2)	(155)	36	(119)
Total Other Comprehensive Loss	$(204,729)	$48,050	$(156,679)

Three months ended September 30, 2025
Net unrealized gains on investment securities	$49,911	$(11,305)	$38,606
Amortization of net unrealized gains on AFS investment securities transferred to HTM(1)	1,719	(389)	1,330
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	(373)	84	(289)
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	5,929	(1,343)	4,586
Amortization of net unrecognized pension and postretirement items(2)	(139)	33	(106)
Total Other Comprehensive Income	$57,047	$(12,920)	$44,127

Nine months ended September 30, 2026
Net unrealized losses on investment securities	$(214,407)	$50,322	$(164,085)
Amortization of net unrealized gains on AFS investment securities transferred to HTM(1)	5,031	(1,181)	3,850
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	(19,632)	4,285	(15,347)
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	6,178	(1,349)	4,829
Amortization of net unrecognized pension and postretirement items(2)	(410)	96	(314)
Total Other Comprehensive Loss	$(223,240)	$52,173	$(171,067)

Nine months ended September 30, 2025
Net unrealized gains on investment securities	$55,615	$(12,597)	$43,018
Reclassification adjustment for securities net change included in net income(3)	2	—	2
Amortization of net unrealized gains on AFS investment securities transferred to HTM(1)	5,171	(1,171)	4,000
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	1,964	(445)	1,519
Reclassification adjustment for change realized in net income on interest rate derivatives used in cash flow hedges	15,587	(3,531)	12,056
Amortization of net unrecognized pension and postretirement items(2)	(411)	93	(318)
Total Other Comprehensive Income	$77,928	$(17,651)	$60,277
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

The following table presents changes in each component of AOCI, net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Three months ended September 30, 2026
Balance at June 30, 2026	$(212,586)	$(6,913)	$6,429	$(213,070)
OCI before reclassifications	(154,663)	(4,265)	—	(158,928)
Amounts reclassified from AOCI	—	1,055	(119)	936
Amortization of net unrealized gains on AFS investment securities transferred to HTM	1,313	—	—	1,313
Balance at September 30, 2026	$(365,936)	$(10,123)	$6,310	$(369,749)

Three months ended September 30, 2025
Balance at June 30, 2025	$(268,905)	$(6,774)	$4,010	$(271,669)
OCI before reclassifications	38,606	(289)	—	38,317
Amounts reclassified from AOCI	—	4,586	(106)	4,480
Amortization of net unrealized gains on AFS investment securities transferred to HTM	1,330	—	—	1,330
Balance at September 30, 2025	$(228,969)	$(2,477)	$3,904	$(227,542)

Nine months ended September 30, 2026
Balance at December 31, 2025	$(205,701)	$395	$6,624	$(198,682)
OCI before reclassifications	(164,085)	(15,347)	—	(179,432)
Amounts reclassified from AOCI	—	4,829	(314)	4,515
Amortization of net unrealized gains on AFS investment securities transferred to HTM	3,850	—	—	3,850
Balance at September 30, 2026	$(365,936)	$(10,123)	$6,310	$(369,749)

Nine months ended September 30, 2025
Balance at December 31, 2024	$(275,989)	$(16,052)	$4,222	$(287,819)
OCI before reclassifications	43,018	1,519	—	44,537
Amounts reclassified from AOCI	2	12,056	(318)	11,740
Amortization of net unrealized gains on AFS investment securities transferred to HTM	4,000	—	—	4,000
Balance at September 30, 2025	$(228,969)	$(2,477)	$3,904	$(227,542)

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$16,044	$—	$16,044
AFS investment securities:
State and municipal securities	—	709,167	—	709,167
Corporate debt securities	—	165,292	—	165,292
Collateralized mortgage obligations	—	1,211,478	—	1,211,478
Residential mortgage-backed securities	—	968,362	—	968,362
Commercial mortgage-backed securities	—	574,526	—	574,526
Total AFS investment securities	—	3,628,825	—	3,628,825
Other assets:
Investments held in Rabbi Trust	41,530	—	—	41,530
Derivative assets	895	202,422	—	203,317
Total assets	$42,425	$3,847,291	$—	$3,889,716
Other liabilities:
Deferred compensation liabilities	$41,530	$—	$—	$41,530
Derivative liabilities	642	274,579	—	275,221
Total liabilities	$42,172	$274,579	$—	$316,751

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$16,316	$—	$16,316
AFS investment securities:
State and municipal securities	—	826,693	—	826,693
Corporate debt securities	—	214,921	—	214,921
Collateralized mortgage obligations	—	1,040,078	—	1,040,078
Residential mortgage-backed securities	—	766,717	—	766,717
Commercial mortgage-backed securities	—	559,450	—	559,450
Total AFS investment securities	—	3,407,859	—	3,407,859
Other assets:
Investments held in Rabbi Trust	39,395	—	—	39,395
Derivative assets	891	128,816	—	129,707
Total assets	$40,286	$3,552,991	$—	$3,593,277
Other liabilities:
Deferred compensation liabilities	$39,395	$—	$—	$39,395
Derivative liabilities	720	170,289	—	171,009
Total liabilities	$40,115	$170,289	$—	$210,404

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of September 30, 2026 and December 31, 2025 were measured at the price that secondary market investors were offering for loans with similar characteristics.

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

•Corporate debt securities – These securities are classified as Level 2. This category consists of subordinated debt and senior debt issued by financial institutions ($157.1 million at September 30, 2026 and $207.5 million at December 31, 2025) and other corporate debt issued by non-financial institutions ($8.2 million and $7.4 million at September 30, 2026 and December 31, 2025, respectively). The fair values for these corporate debt securities are determined by a third-party pricing service as detailed above.

Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

Derivative assets – Fair value of foreign currency exchange contracts are classified as Level 1 assets ($0.9 million at September 30, 2026 and December 31, 2025). The foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.3 million and $0.6 million at September 30, 2026 and December 31, 2025, respectively) and the fair value of interest rate derivatives ($201.1 million at September 30, 2026 and $128.3 million at December 31, 2025). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 7 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans are classified as Level 1 liabilities and are included in other liabilities on the Consolidated Balance Sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities represent the fair value of foreign currency exchange contracts ($0.6 million and $0.7 million at September 30, 2026 and December 31, 2025, respectively).

Level 2 liabilities represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.2 million at September 30, 2026 and December 31, 2025) and the fair value of interest rate derivatives ($274.4 million at September 30, 2026 and $170.1 million at December 31, 2025).

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

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Loans, Net	$121,156	$135,993
OREO	5,645	1,365
MSRs(1)	60,780	49,861
SBA servicing asset	1,910	2,256
Total assets	$189,491	$189,475
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

•MSRs – This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the September 30, 2026 valuation were 5.9% and 9.1%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 6 - Mortgage Servicing Rights," for additional information.

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

The following tables detail the book values and the estimated fair values of the Corporation's financial instruments:

	September 30, 2026
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,113,212	$1,113,212	$—	$—	$1,113,212
FRB and FHLB stock	128,757	—	128,757	—	128,757
Loans held for sale	16,044	—	16,044	—	16,044
AFS investment securities	3,628,825	—	3,628,825	—	3,628,825
HTM investment securities	1,692,948	—	1,460,938	—	1,460,938
Loans, net	25,602,289	—	—	23,908,432	23,908,432
Accrued interest receivable	123,664	123,664	—	—	123,664
Other assets	832,722	591,076	202,186	68,335	861,597
FINANCIAL LIABILITIES
Demand and savings deposits	$23,548,074	$23,548,074	$—	$—	$23,548,074
Brokered deposits	546,707	73,619	472,543	—	546,162
Time deposits	4,726,584	—	4,720,869	—	4,720,869
Accrued interest payable	27,042	27,042	—	—	27,042
Senior debt and subordinated debt	469,876	—	420,748	—	420,748
Other borrowings	762,993	716,782	621	—	717,403
Other liabilities	354,738	64,780	275,145	14,813	354,738

	December 31, 2025
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,061,609	$1,061,609	$—	$—	$1,061,609
FRB and FHLB stock	121,009	—	121,009	—	121,009
Loans held for sale	16,316	—	16,316	—	16,316
AFS investment securities	3,407,859	—	3,407,859	—	3,407,859
HTM investment securities	1,425,885	—	1,267,578	—	1,267,578
Loans, net	23,780,422	—	—	22,590,142	22,590,142
Accrued interest receivable	113,698	113,698	—	—	113,698
Other assets	721,469	556,071	132,043	53,482	741,596
FINANCIAL LIABILITIES
Demand and savings deposits	$21,739,113	$21,739,113	$—	$—	$21,739,113
Brokered deposits	855,042	80,215	774,914	—	855,129
Time deposits	3,995,252	—	3,991,203	—	3,991,203
Accrued interest payable	17,130	17,130	—	—	17,130
FHLB advances	250,000	251,991	—	—	251,991
Senior debt and subordinated debt	367,637	—	351,870	—	351,870
Other borrowings	679,738	654,238	916	—	655,154
Other liabilities	247,490	62,228	170,290	14,972	247,490

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

As of September 30, 2026, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Weighted average shares outstanding (basic)	190,642	181,658	187,289	182,030
Impact of common stock equivalents	1,592	1,691	1,688	1,688
Weighted average shares outstanding (diluted)	192,234	183,349	188,977	183,718
Per share:
Basic	$0.60	$0.54	$1.63	$1.57
Diluted	0.59	0.53	1.62	1.55

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

As of September 30, 2026, the Employee Equity Plan had approximately 2.6 million shares reserved for future grants through 2032, and the Directors' Plan had approximately 197.5 thousand shares reserved for future grants through 2033.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the Consolidated Statements of Income:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Compensation expense	$4,192	$3,818	$10,317	$9,007
Tax benefit	(959)	(869)	(2,351)	(2,042)
Total stock-based compensation, net of tax benefit	$3,233	$2,949	$7,966	$6,965

NOTE 13 – Employee Benefit Plans

The Corporation's 401(k) Retirement Plan is a defined contribution plan under which eligible employees may defer a portion of their pre-tax covered compensation on an annual basis, with employer matches of up to 5% of employee compensation. Employee and employer contributions are 100% vested. Expense related to the 401(k) Retirement Plan for the three and nine months ended September 30, 2026 was $3.8 million and $11.5 million, respectively, compared to $3.5 million and $10.5 million for the same periods in 2025.

The net periodic pension cost for the Pension Plan consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Interest cost	$729	$768	$2,186	$2,303
Expected return on plan assets	(1,042)	(978)	(3,125)	(2,934)
Net periodic pension cost	$(313)	$(210)	$(939)	$(631)

The net periodic benefit for the Postretirement Plan consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Interest cost	$7	$9	$21	$26
Net accretion and deferral	(150)	(136)	(372)	(407)
Net periodic postretirement benefit	$(143)	$(127)	$(351)	$(381)

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

The following table presents the Corporation's commitments to extend credit and letters of credit:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Commitments to extend credit	$9,847,658	$8,710,163
Standby letters of credit	298,781	311,697
Commercial letters of credit	22,491	29,842

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of September 30, 2026 and December 31, 2025, the total reserve for losses on residential mortgage loans sold was $1.6 million and $1.4 million, respectively, including reserves for both representation and warranty and credit loss exposures. In addition, included as a component of ACL - OBS credit exposures, was $0.5 million and $0.8 million, as of September 30, 2026 and December 31, 2025, respectively, related to additional credit exposures for potential loan repurchases.

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

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share data)
Net income	$116,657	$100,454	$313,833	$292,639
Net income available to common shareholders	114,095	97,892	306,147	284,953
Net income available to common shareholders per share (diluted)	0.59	0.53	1.62	1.55
Operating net income available to common shareholders per share (diluted)(1)	0.62	0.55	1.77	1.62
Return on average assets, annualized	1.33%	1.25%	1.25%	1.23%
Operating return on average assets, annualized(1)	1.40%	1.29%	1.36%	1.28%
Return on average common shareholders' equity, annualized	12.52%	12.26%	11.62%	12.23%
Operating return on average common shareholders' equity (tangible), annualized(1)	15.94%	15.79%	15.51%	16.00%
Net interest margin(2)	3.58%	3.57%	3.58%	3.49%
Efficiency ratio(1)	56.8%	56.5%	56.9%	56.8%
Non-performing assets to total assets	0.52%	0.63%	0.52%	0.63%
Net charge-offs to average loans, annualized	0.14%	0.18%	0.24%	0.20%
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

See "Note 8 - Borrowings" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

Financial Highlights

Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $114.1 million for the three months ended September 30, 2026, a $16.2 million increase compared to $97.9 million for the same period in 2025. Net income available to common shareholders per diluted share was $0.59 for the three months ended September 30, 2026, a $0.06 increase compared to the same period in 2025.

Net income available to common shareholders was $306.1 million for the nine months ended September 30, 2026, a $21.2 million increase compared to $285.0 million for the same period in 2025. Net income available to common shareholders per diluted share was $1.62 for the nine months ended September 30, 2026, a $0.07 increase compared to the same period in 2025.

Nine Months Ended September 30, 2026 Results were Impacted by the Following Items:

•NIM of 3.58%, a nine bps increase compared to 3.49% for the same period in 2025.

•Net interest income of $836.3 million, a $66.0 million increase compared to $770.3 million for the same period in 2025.

•Provision for credit losses of $23.4 million resulting in an ACL attributable to net loans of $375.6 million, or 1.45% of total net loans as of September 30, 2026.

•Non-interest income of $226.4 million, a $19.6 million increase compared to $206.8 million for the same period in 2025.

•Non-interest expense of $649.8 million, a $70.9 million increase compared to $578.8 million for the same period in 2025.

•The Corporation repurchased 4,062,650 shares of common stock under the 2026 Repurchase Program at a cost of $91.8 million or an average of $22.58 per share.

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

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share data and share data)
Operating net income available to common shareholders
Net income available to common shareholders	$114,095	$97,892	$306,147	$284,953
Less: Other(1)	—	(738)	—	(869)
Plus: Core deposit intangible amortization	5,467	5,255	16,537	16,756
Plus: Acquisition-related expense	1,740	—	18,223	380
Plus: FultonFirst implementation and asset disposals	15	(207)	1,382	(524)
Plus: Debt extinguishment costs	—	—	787	—
Less: Tax impact of adjustments	(1,517)	(905)	(7,755)	(3,306)
Operating net income available to common shareholders (numerator)	$119,800	$101,297	$335,321	$297,390

Weighted average shares (diluted) (denominator)	192,234	183,349	188,977	183,718

Operating net income available to common shareholders, per share (diluted)	$0.62	$0.55	$1.77	$1.62

Operating return on average assets
Net income	$116,657	$100,454	$313,833	$292,639
Less: Other(1)	—	(738)	—	(869)
Plus: Core deposit intangible amortization	5,467	5,255	16,537	16,756
Plus: Acquisition-related expense	1,740	—	18,223	380
Plus: FultonFirst implementation and asset disposals	15	(207)	1,382	(524)
Plus: Debt extinguishment costs	—	—	787	—
Less: Tax impact of adjustments	(1,517)	(905)	(7,755)	(3,306)
Operating net income (numerator)	$122,362	$103,859	$343,007	$305,076

Total average assets	$34,836,627	$31,924,038	$33,686,883	$31,932,239
Less: Average net core deposit intangible	(61,185)	(65,999)	(62,008)	(71,400)
Total operating average assets (denominator)	$34,775,442	$31,858,039	$33,624,875	$31,860,839

Operating return on average assets(2)	1.40%	1.29%	1.36%	1.28%

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share data and share data)
Operating return on average common shareholders' equity (tangible)
Net income available to common shareholders	$114,095	$97,892	$306,147	$284,953
Less: Other(1)	—	(738)	—	(869)
Plus: Intangible amortization	5,561	5,368	16,821	17,097
Plus: Acquisition-related expense	1,740	—	18,223	380
Plus: FultonFirst implementation and asset disposals	15	(207)	1,382	(524)
Plus: Debt extinguishment costs	—	—	787	—
Less: Tax impact of adjustments	(1,536)	(929)	(7,815)	(3,378)
Adjusted net income available to common shareholders (numerator)	$119,875	$101,386	$335,545	$297,659

Average shareholders' equity	$3,807,728	$3,361,368	$3,714,320	$3,306,896
Less: Average preferred stock	(192,878)	(192,878)	(192,878)	(192,878)
Less: Average goodwill and intangible assets	(630,639)	(620,986)	(629,332)	(626,500)
Average tangible common shareholders' equity (denominator)	$2,984,211	$2,547,504	$2,892,110	$2,487,518
Operating return on average common shareholders' equity (tangible)(2)	15.94%	15.79%	15.51%	16.00%

Efficiency ratio
Non-interest expense	$218,517	$196,574	$649,764	$578,845
Less: Acquisition-related expense	(1,740)	—	(18,223)	(380)
Less: Intangible amortization	(5,561)	(5,368)	(16,821)	(17,097)
Less: FultonFirst implementation and asset disposals	(15)	207	(1,382)	524
Less: Debt extinguishment costs	—	—	(787)	—
Operating non-interest expense (numerator)	$211,201	$191,413	$612,551	$561,892

Net interest income	$290,035	$264,198	$836,309	$770,305
Tax equivalent adjustment	4,307	4,436	12,919	13,166
Plus: Total non-interest income	77,225	70,407	226,372	206,786
Less: Other revenue	—	(138)	—	(269)
Plus: Investment securities losses (gains), net	—	—	—	2
Total revenue (denominator)	$371,567	$338,903	$1,075,600	$989,990
Efficiency ratio	56.8%	56.5%	56.9%	56.8%
(1) Includes a loan recovery adjustment of $0.6 million for the nine months ended September 30, 2025, reflected in the provision for credit losses related to a loan acquired in the Republic Transaction.

(2) Results are annualized.

RESULTS OF OPERATIONS

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

Net Interest Income

FTE net interest income was $294.3 million for the three months ended September 30, 2026, an increase of $25.7 million, compared to $268.6 million for the same period in 2025. For the three months ended September 30, 2026, NIM increased to 3.58%, or one bp, compared to the same period in 2025. The Corporation manages the risk associated with changes in interest rates through the techniques described within Part I, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for the three months ended September 30, 2026 compared to the same period in 2025. Interest income and yields are presented on an FTE basis using a 21% federal tax rate as well as statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Three months ended September 30,
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(1)	$25,973,093	$380,564	5.82%	$24,020,322	$358,443	5.93%
Investment securities(2)	5,537,868	51,940	3.75	5,330,905	49,442	3.70
Other interest-earning assets	1,228,130	12,711	4.11	622,832	7,557	4.83
Total interest-earning assets	32,739,091	445,215	5.41	29,974,059	415,442	5.51
Noninterest-earning assets:
Cash and due from banks	314,436			312,578
Premises and equipment	184,787			181,116
Other assets	1,985,950			1,837,179
Less: ACL - loans(3)	(387,637)			(380,894)
Total Assets	$34,836,627			$31,924,038
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$8,318,136	$33,302	1.59%	$7,876,227	$36,369	1.83%
Savings and money market deposits	9,706,048	53,922	2.20	8,391,379	48,237	2.28
Brokered deposits	812,556	8,110	3.96	694,486	7,689	4.39
Time deposits	4,712,221	40,427	3.40	4,097,195	37,942	3.67
Total interest-bearing deposits	23,548,961	135,761	2.29	21,059,287	130,237	2.45
Borrowings and other interest-bearing liabilities	1,566,225	15,112	3.83	1,564,996	16,571	4.20
Total interest-bearing liabilities	25,115,186	150,873	2.38	22,624,283	146,808	2.57
Noninterest-bearing liabilities:
Demand deposits	5,222,023			5,239,393
Other liabilities	691,690			698,994
Total Liabilities	31,028,899			28,562,670
Total deposits	28,770,984		1.87%	26,298,680		1.96%
Total interest-bearing liabilities and non-interest bearing deposits (cost of funds)	30,337,209		1.97%	27,863,676		2.09%
Shareholders’ equity	3,807,728			3,361,368
Total Liabilities and Shareholders’ Equity	$34,836,627			$31,924,038
Net interest income/net interest margin (FTE)		294,342	3.58%		268,634	3.57%
Tax equivalent adjustment		(4,307)			(4,436)
Net interest income		$290,035			$264,198

(1) Average balance includes non-performing loans and leases and loan fees.
(2) Average balances include amortized historical cost for AFS investment securities; the related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the three months ended September 30, 2026 compared to the same period in 2025:

	2026 versus 2025 Increase (decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE Interest income on:
Net loans(1)	$28,856	$(6,735)	$22,121
Investment securities	1,853	645	2,498
Other interest-earning assets	6,429	(1,275)	5,154
Total interest income	$37,138	$(7,365)	$29,773
Interest expense on:
Demand deposits	$1,936	$(5,003)	$(3,067)
Savings and money market deposits	7,410	(1,725)	5,685
Brokered deposits	1,222	(801)	421
Time deposits	5,410	(2,925)	2,485
Borrowings and other interest-bearing liabilities	13	(1,472)	(1,459)
Total interest expense	$15,991	$(11,926)	$4,065
(1) Average balance includes non-performing loans and leases.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the third quarter of 2025, FTE total interest income for the third quarter of 2026 increased $29.8 million, or 7.2%, due to a $37.1 million increase attributable to changes in volume, partially offset by a $7.4 million decrease attributable to changes in yield. The increase due to changes in volume was largely due to an increase in average net loans and was primarily due to $1.6 billion of loans acquired in the Blue Foundry Merger. The decrease due to changes in yield was primarily due to lower interest rates on average net loans.

The yield on average total interest-earning assets decreased ten bps to 5.41% for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to lower interest rates.

In the third quarter of 2026, interest expense increased $4.1 million compared to the third quarter of 2025, primarily driven by a $16.0 million increase attributable to changes in volume, partially offset by an $11.9 million decrease attributable to changes in rate. The increase in interest expense attributable to changes in volume was primarily due to $1.5 billion of deposits assumed in the Blue Foundry Merger. The decrease in interest expense attributable to changes in rate was primarily due to lower interest rates.

The rate on average total interest-bearing liabilities decreased 19 bps to 2.38% for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to lower interest rates.

Average loans and FTE yields, by type, are summarized in the following table:

	Three months ended September 30,
	2026		2025		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$10,906,964	5.92%	$9,721,395	6.28%	$1,185,569	12.2%
Commercial and industrial	4,572,754	6.35	4,494,662	6.39	78,092	1.7
Real estate – residential mortgage	7,301,234	4.81	6,560,413	4.62	740,821	11.3
Real estate – home equity	1,324,822	6.93	1,191,465	6.90	133,357	11.2
Real estate – construction	918,036	6.50	1,125,130	6.94	(207,094)	(18.4)
Consumer	593,202	8.66	590,658	7.82	2,544	0.4
Leases and other loans(1)	356,081	6.35	336,599	5.14	19,482	5.8
Total loans	$25,973,093	5.82%	$24,020,322	5.93%	$1,952,771	8.1%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the third quarter of 2026, average net loans increased $2.0 billion, or 8.1%, compared to the same period in 2025. The increase in average net loans was primarily due to a $1.2 billion increase in average commercial mortgage loans and a $740.8 million increase in average residential mortgage loans, partially offset by a $207.1 million decrease in average construction loans. The increase in average net loans was primarily driven by $1.6 billion of loans acquired in the Blue Foundry Merger. See "Note 2 - Business Combinations" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

The yield on average net loans decreased 11 bps to 5.82% for the third quarter of 2026 compared to 5.93% for the same period in 2025 primarily due to lower interest rates.

Average deposits and interest rates, by type, are summarized in the following table:

	Three months ended September 30,
	2026		2025		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,222,023	—%	$5,239,393	—%	$(17,370)	(0.3)%
Interest-bearing demand	8,318,136	1.59	7,876,227	1.83	441,909	5.6
Savings and money market deposits	9,706,048	2.20	8,391,379	2.28	1,314,669	15.7
Total demand deposits and savings and money market deposits	23,246,207	1.49	21,506,999	1.56	1,739,208	8.1
Brokered deposits	812,556	3.96	694,486	4.39	118,070	17.0
Time deposits	4,712,221	3.40	4,097,195	3.67	615,026	15.0
Total deposits	$28,770,984	1.87%	$26,298,680	1.96%	$2,472,304	9.4%

Average total deposits increased $2.5 billion, or 9.4%, in the third quarter of 2026 compared to the same period in 2025. The increase in average total deposits was primarily due to increases of $1.3 billion, $615.0 million and $441.9 million in average savings and money market deposits, average time deposits and average interest-bearing demand deposits, respectively. The increase in average total deposits was primarily driven by $1.5 billion of deposits assumed in the Blue Foundry Merger. See "Note 2 - Business Combinations" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."
The cost of deposits decreased nine bps to 1.87% in the third quarter of 2026 compared to 1.96% for the same period in 2025 primarily due to lower interest rates.

Average borrowings and other interest-bearing liabilities and interest rates, by type, are summarized in the following table:

	Three months ended September 30,
	2026		2025		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
FHLB advances	$241,032	4.06%	$484,022	4.71%	$(242,990)	(50.2)%
Senior debt and subordinated debt	469,787	5.37	367,517	5.40	102,270	27.8
Other borrowings and interest-bearing liabilities(1)	855,406	2.94	713,456	3.24	141,950	19.9
Total borrowings and other interest-bearing liabilities	$1,566,225	3.83%	$1,564,995	4.20%	$1,230	0.1%
(1) Includes repurchase agreements, short-term promissory notes, capital leases and collateral liabilities.

Average total borrowings and other interest-bearing liabilities increased $1.2 million, or 0.1%, in the third quarter of 2026 compared to the same period in 2025. The increase in average total borrowings and other interest-bearing liabilities was due to a $142.0 million increase in average other borrowings and interest-bearing liabilities and a $102.3 million increase in average senior debt and subordinated debt, partially offset by a $243.0 million decrease in average FHLB advances.

In May 2026, the Corporation issued $300.0 million of subordinated notes due May 15, 2036 with a fixed-to-floating rate of 5.95% and an effective rate of 6.27% due to issuance costs. On June 15, 2026, the Corporation redeemed $195.0 million aggregate principal amount of the Subordinated Notes due 2030. See "Note 8 - Borrowings" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

Provision for Credit Losses

The provision for credit losses was $4.1 million for the three months ended September 30, 2026 resulting in a $375.6 million ACL attributable to net loans, or 1.45% of total net loans as of September 30, 2026, compared to a provision for credit losses of $10.2 million for the same period in 2025, resulting in a $376.3 million ACL attributable to net loans, or 1.57% of total net loans as of September 30, 2025.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended September 30,		Increase (Decrease)
	2026	2025	$	%
	(dollars in thousands)
Wealth management	$25,257	$22,639	$2,618	11.6%
Commercial banking:
Merchant and card	7,298	7,327	(29)	N/M
Cash management	8,890	8,335	555	6.7
Capital markets	3,675	2,908	767	26.4
Other commercial banking	5,113	4,595	518	11.3
Total commercial banking	24,976	23,165	1,811	7.8
Consumer banking:
Card	8,673	8,246	427	5.2
Overdraft	4,265	4,153	112	2.7
Other consumer banking	2,722	2,775	(53)	(1.9)
Total consumer banking	15,660	15,174	486	3.2
Mortgage banking	5,110	3,711	1,399	37.7
Other	6,222	5,718	504	8.8
Non-interest income before investment securities (losses) gains, net	77,225	70,407	6,818	9.7
Investment securities (losses) gains, net	—	—	—	—
Total Non-Interest Income	$77,225	$70,407	$6,818	9.7%

Non-interest income for the three months ended September 30, 2026 increased $6.8 million, or 9.7%, compared to the same period in 2025. The increase in non-interest income was primarily attributable to a $2.6 million increase in wealth management revenues as a result of an increase in assets under management, a $1.8 million increase in commercial banking fees, a $1.4 million increase in mortgage banking income due to higher loan spreads and a $1.0 million increase in income from equity method investments, reflected in other non-interest income.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended September 30,		Increase (Decrease)
	2026	2025	$	%
	(dollars in thousands)
Salaries and employee benefits	$125,730	$110,855	$14,875	13.4%
Data processing and software	20,898	18,535	2,363	12.7
Net occupancy	18,714	15,954	2,760	17.3
Other outside services	14,794	12,822	1,972	15.4
Intangible amortization	5,561	5,368	193	3.6
FDIC insurance	4,465	5,089	(624)	(12.3)
Equipment	3,832	3,926	(94)	(2.4)
Marketing	3,636	2,470	1,166	47.2
Professional fees	3,229	2,320	909	39.2
Other	15,903	19,442	(3,539)	(18.2)
Subtotal	216,762	196,781	19,981	10.2
FultonFirst implementation and asset disposals	15	(207)	222	(107.2)
Acquisition-related expenses	1,740	—	1,740	N/M
Total non-interest expense	$218,517	$196,574	$21,943	11.2%

Non-interest expense for the three months ended September 30, 2026 increased $21.9 million, or 11.2%, compared to the same period in 2025. Excluding FultonFirst implementation and asset disposals and acquisition-related expenses, non-interest expense increased $20.0 million, or 10.2%. The increase in non-interest expense before FultonFirst implementation and asset disposals and acquisition-related expenses was primarily driven by an $8.3 million increase as a result of the Blue Foundry Merger. Excluding FultonFirst implementation and asset disposals, acquisition-related expenses and the Blue Foundry Merger impact, the remaining $11.6 million increase in non-interest expense was driven by an $11.9 million increase in salaries and employee benefits expense, a $2.0 million increase in data processing and software expense, a $1.5 million increase in other outside services expense and a $0.9 million increase in marketing expense, partially offset by a $4.7 million decrease in state taxes, reflected in other expense. The increase in salaries and employee benefits expense was attributable to base salaries, including merit increases and incentive compensation expense.

Income Taxes

Income tax expense for the three months ended September 30, 2026 was $28.0 million, a $0.7 million increase compared to the same period in 2025. The Corporation's ETR was 19.4% for the three months ended September 30, 2026 compared to 21.4% for the same period in 2025.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Net Interest Income

FTE net interest income was $849.2 million for the nine months ended September 30, 2026, an increase of $65.8 million, compared to $783.5 million for the same period in 2025. For the nine months ended September 30, 2026, NIM increased to 3.58%, or nine bps, compared to the same period in 2025. The following table provides a comparative average balance sheet and net interest income analysis for the nine months ended September 30, 2026 compared to the same period in 2025. Interest income and yields are presented on an FTE basis using a 21% federal tax rate as well as statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Nine months ended September 30,
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(1)	$25,367,258	$1,096,831	5.78%	$23,975,693	$1,055,558	5.88%
Investment securities(2)	5,259,513	144,372	3.66	5,307,436	146,147	3.67
Other interest-earning assets	1,001,295	30,833	4.11	698,727	24,919	4.76
Total interest-earning assets	31,628,066	1,272,036	5.37	29,981,856	1,226,624	5.46
Noninterest-earning assets:
Cash and due from banks	308,524			297,491
Premises and equipment	182,637			186,414
Other assets	1,954,038			1,850,254
Less: ACL - loans(3)	(386,382)			(383,776)
Total Assets	$33,686,883			$31,932,239
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$8,126,056	$94,782	1.56%	$7,810,681	$105,303	1.80%
Savings and money market deposits	9,176,718	145,884	2.13	8,195,790	140,800	2.30
Brokered deposits	852,146	24,908	3.91	761,952	25,222	4.43
Time deposits	4,425,284	112,729	3.41	4,112,258	118,998	3.87
Total interest-bearing deposits	22,580,204	378,303	2.24	20,880,681	390,323	2.50
Borrowings and other interest-bearing liabilities	1,557,497	44,505	3.82	1,691,351	52,830	4.18
Total interest-bearing liabilities	24,137,701	422,808	2.34	22,572,032	443,153	2.62
Noninterest-bearing liabilities:
Demand deposits	5,173,875			5,317,851
Other liabilities	660,987			735,460
Total Liabilities	29,972,563			28,625,343
Total deposits	27,754,079		1.82	26,198,532		1.99
Total interest-bearing liabilities and non-interest-bearing deposits (cost of funds)	29,311,576		1.93	27,889,883		2.12
Shareholders’ equity	3,714,320			3,306,896
Total Liabilities and Shareholders’ Equity	$33,686,883			$31,932,239
Net interest income/net interest margin (FTE)		849,228	3.58%		783,471	3.49%
Tax equivalent adjustment		(12,919)			(13,166)
Net interest income		$836,309			$770,305
(1) Average balance includes non-performing loans and leases and loan fees.
(2) Average balances include amortized historical cost for AFS investment securities; the related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the nine months ended September 30, 2026 in comparison to the same period in 2025:

	2026 versus 2025 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE interest income on:
Net loans(1)	$59,657	$(18,384)	$41,273
Investment securities	(1,364)	(411)	(1,775)
Other interest-earning assets	9,661	(3,747)	5,914
Total interest income	$67,954	$(22,542)	$45,412
Interest expense on:
Demand deposits	$4,072	$(14,593)	$(10,521)
Savings and money market deposits	16,028	(10,944)	5,084
Brokered deposits	2,818	(3,132)	(314)
Time deposits	8,600	(14,869)	(6,269)
Borrowings and other interest-bearing liabilities	(3,987)	(4,338)	(8,325)
Total interest expense	$27,531	$(47,876)	$(20,345)
(1) Average balance includes non-performing loans and leases.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the same period in 2025, FTE total interest income for the nine months ended September 30, 2026 increased $45.4 million, or 3.7%, due to a $68.0 million increase attributable to changes in volume, partially offset by a $22.5 million decrease attributable to changes in yield. The increase due to changes in volume was largely due to an increase in average net loans and was primarily due to $1.6 billion of loans acquired in the Blue Foundry Merger. The decrease due to changes in yield was primarily due to lower interest rates on average net loans.

The yield on average total interest-earning assets decreased nine bps for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a lower yield on average net loans.

For the nine months ended September 30, 2026, interest expense decreased $20.3 million, or 4.6%, compared to the same period in 2025, primarily driven by a $47.9 million decrease attributable to changes in rate, partially offset by a $27.5 million increase attributable to changes in volume. The decrease in interest expense attributable to changes in rate was primarily due to lower interest rates. The increase in interest expense attributable to changes in volume was primarily due to $1.5 billion of deposits assumed in the Blue Foundry Merger.

The rate on average total interest-bearing liabilities decreased 28 bps for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to lower interest rates and a favorable shift in the mix of interest-bearing liabilities.

Average loans and FTE yields, by type, are summarized in the following table:

	Nine months ended September 30,
	2026		2025		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$10,573,385	5.94%	$9,676,574	6.23%	$896,811	9.3%
Commercial and industrial	4,571,800	6.24	4,543,967	6.37	27,833	0.6
Real estate - residential mortgage	7,064,822	4.75	6,459,649	4.55	605,173	9.4
Real estate - home equity	1,286,802	6.74	1,177,209	6.87	109,593	9.3
Real estate – construction	935,413	6.44	1,197,159	6.95	(261,746)	(21.9)
Consumer	587,447	8.44	601,877	7.47	(14,430)	(2.4)
Leases and other loans (1)	347,589	5.92	319,258	5.02	28,331	8.9
Total loans	$25,367,258	5.78%	$23,975,693	5.88%	$1,391,565	5.8%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the nine months ended September 30, 2026, average net loans increased $1.4 billion, or 5.8%, compared to the same period in 2025. The increase in average net loans was primarily due to increases of $896.8 million, $605.2 million and $109.6 million in average commercial mortgage loans, average residential mortgage loans and average home equity loans, respectively, partially offset by a $261.7 million decrease in average construction loans.

The increase in average net loans was largely driven by $1.6 billion of loans acquired in the Blue Foundry Merger. See "Note 2 - Business Combinations" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

The yield on total loans decreased ten bps for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to lower interest rates.

Average deposits and interest rates, by type, are summarized in the following table:

	Nine months ended September 30,
	2026		2025		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,173,875	—%	$5,317,851	—%	$(143,976)	(2.7)%
Interest-bearing demand	8,126,056	1.56	7,810,681	1.80	315,375	4.0
Savings and money market deposits	9,176,718	2.13	8,195,790	2.30	980,928	12.0
Total demand deposits and savings and money market deposits	22,476,649	1.43	21,324,322	1.54	1,152,327	5.4
Brokered deposits	852,146	3.91	761,952	4.43	90,194	11.8
Time deposits	4,425,284	3.41	4,112,258	3.87	313,026	7.6
Total deposits	$27,754,079	1.82%	$26,198,532	1.99%	$1,555,547	5.9%

During the nine months ended September 30, 2026, average total deposits increased $1.6 billion, or 5.9%, compared to the same period in 2025. The increase in average total deposits was primarily due to increases of $980.9 million, $315.4 million and $313.0 million in average savings and money market deposits, average interest-bearing demand deposits and average time deposits, respectively, partially offset by a $144.0 million decrease in noninterest-bearing demand deposits.

The increase in average total deposits was primarily driven by $1.5 billion of deposits assumed in the Blue Foundry Merger. See "Note 2 - Business Combinations" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

The cost of total deposits decreased 17 bps to 1.82% for the first nine months of 2026 compared to 1.99% for the same period in 2025 primarily due to lower interest rates.

Average borrowings and other interest-bearing liabilities and interest rates, by type, are summarized in the following table:

	Nine months ended September 30,
	2026		2025		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$—	—%	$366	4.47%	$(366)	N/M
FHLB advances	312,758	4.15	634,370	4.58	(321,612)	(50.7)
Senior debt and subordinated debt	449,361	5.38	367,438	4.93	81,923	22.3
Other borrowings and interest-bearing liabilities(1)	795,378	2.81	689,177	3.39	106,201	15.4
Total borrowings and other interest-bearing liabilities	$1,557,497	3.82%	$1,691,351	4.18%	$(133,854)	(7.9)%
(1) Includes repurchase agreements, short-term promissory notes and capital leases and collateral liabilities.

Average total borrowings and other interest-bearing liabilities decreased $133.9 million, or 7.9%, in the first nine months of 2026 compared to the same period in 2025. The decrease in average total borrowings and other interest-bearing liabilities was primarily due to a $321.6 million decrease in average FHLB advances, partially offset by increases of $106.2 million and $81.9 million in average other borrowings and interest-bearing liabilities and average senior debt and subordinated debt, respectively.

During the nine months ended September 30, 2026, the Corporation issued $300.0 million of subordinated notes due May 15, 2036 with a fixed-to-floating rate of 5.95% and an effective rate of 6.27% due to issuance costs. On June 15, 2026, the Corporation redeemed $195.0 million aggregate principal amount of the Subordinated Notes due 2030. See "Note 8 - Borrowings" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements."

Provision for Credit Losses

The provision for credit losses was $23.4 million for the nine months ended September 30, 2026 resulting in a $375.6 million ACL attributable to net loans, or 1.45% of total net loans as of September 30, 2026, compared to a provision for credit losses of $32.7 million for the same period in 2025, resulting in a $376.3 million ACL attributable to net loans, or 1.57% of total net loans as of September 30, 2025.

Non-Interest Income

The following table presents the components of non-interest income:

	Nine months ended September 30,		Increase (Decrease)
	2026	2025	$	%
	(dollars in thousands)
Wealth management	$72,891	$66,705	$6,186	9.3%
Commercial banking:
Merchant and card	21,137	21,294	(157)	(0.7)
Cash management	26,070	24,510	1,560	6.4
Capital markets	10,819	8,264	2,555	30.9
Other commercial banking	14,578	13,857	721	5.2
Total commercial banking	72,604	67,925	4,679	6.9
Consumer banking:
Card	25,156	23,748	1,408	5.9
Overdraft	11,921	11,265	656	5.8
Other consumer banking	8,104	7,757	347	4.5
Total consumer banking	45,181	42,770	2,411	5.6
Mortgage banking	14,003	10,841	3,162	29.2
Other	21,693	18,547	3,146	17.0
Non-interest income before investment securities (losses) gains, net	226,372	206,788	19,584	9.5
Investment securities (losses) gains, net	—	(2)	2	N/M
Total Non-Interest Income	$226,372	$206,786	$19,586	9.5%

Non-interest income for the nine months ended September 30, 2026 increased $19.6 million, or 9.5%, compared to the same period in 2025. The increase in non-interest income was primarily attributable to a $6.2 million increase in wealth management revenues as a result of an increase in assets under management, a $4.7 million increase in commercial banking income driven by commercial customer derivative fee income, reflected in capital markets, a $4.3 million increase in income from equity method investments, reflected in other income, a $3.2 million increase in mortgage banking income due to higher loan sales volumes and spreads, and a $1.4 million increase in consumer card fees.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Nine months ended September 30,		Increase (Decrease)
	2026	2025	$	%
	(dollars in thousands)
Salaries and employee benefits	$355,613	$321,726	$33,887	10.5%
Data processing and software	59,979	55,396	4,583	8.3
Net occupancy	54,784	50,571	4,213	8.3
Other outside services	41,802	36,307	5,495	15.1
Intangible amortization	16,821	17,097	(276)	(1.6)
FDIC insurance	13,144	15,638	(2,494)	(15.9)
Equipment	11,842	12,175	(333)	(2.7)
Marketing	8,785	7,595	1,190	15.7
Professional fees	7,807	3,233	4,574	141.5
Other	59,582	59,251	331	0.6
Subtotal	630,159	578,989	51,170	8.8
FultonFirst implementation and asset disposals	1,382	(524)	1,906	N/M
Acquisition-related expenses	18,223	380	17,843	N/M
Total non-interest expense	$649,764	$578,845	$70,919	12.3%

Non-interest expense for the nine months ended September 30, 2026 increased $70.9 million, or 12.3%, compared to the same period in 2025. Excluding FultonFirst implementation and asset disposals and acquisition-related expenses, non-interest expense increased $51.2 million, or 8.8%. The increase in non-interest expense before FultonFirst implementation and asset disposals and acquisition-related expenses was primarily driven by a $20.3 million increase as a result of the Blue Foundry Merger. Excluding FultonFirst implementation and asset disposals, acquisition-related expenses and the Blue Foundry Merger impact, the remaining $30.9 million increase in non-interest expense was driven by a $24.7 million increase in salaries and employee benefits expense, a $4.5 million increase in professional fees, a $4.0 million increase in other outside services expense, a $3.6 million increase in data processing and software expense and a $0.7 million increase in marketing expense, partially offset by a $2.9 million decrease in FDIC insurance expense and a $1.4 million decrease in state taxes, reflected in other expense. The increase in salaries and employee benefits expense was attributable to base salaries, including merit increases, healthcare expenses and incentive compensation expense.

Income Taxes

Income tax expense for the nine months ended September 30, 2026 was $75.7 million, a $2.8 million increase compared to the same period in 2025. The Corporation's ETR was 19.4% for the nine months ended September 30, 2026, compared to 19.9% for the same period in 2025.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets:

	September 30, 2026	December 31, 2025	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$1,113,212	$1,061,609	$51,603	4.9%
FRB and FHLB Stock	128,757	121,009	7,748	6.4
Loans held for sale	16,044	16,316	(272)	(1.7)
Investment securities	5,321,773	4,833,744	488,029	10.1
Net loans, less ACL - loans	25,602,289	23,780,422	1,821,867	7.7
Net premises and equipment	181,019	175,240	5,779	3.3
Goodwill and intangibles	627,923	612,996	14,927	2.4
Other assets	1,784,353	1,517,064	267,289	17.6
Total Assets	$34,775,370	$32,118,400	$2,656,970	8.3%
Liabilities and Shareholders' Equity
Deposits	$28,821,365	$26,589,407	$2,231,958	8.4%
Borrowings	1,232,869	1,297,375	(64,506)	(5.0)
Other liabilities	1,034,384	741,171	293,213	39.6
Total Liabilities	31,088,618	28,627,953	2,460,665	8.6
Total Shareholders' Equity	3,686,752	3,490,447	196,305	5.6
Total Liabilities and Shareholders' Equity	$34,775,370	$32,118,400	$2,656,970	8.3%

Investment Securities

The following table presents the carrying amount of investment securities:

	September 30, 2026	December 31, 2025	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
State and municipal securities	$709,167	$826,693	$(117,526)	(14.2)%
Corporate debt securities	165,292	214,921	(49,629)	(23.1)
Collateralized mortgage obligations	1,211,478	1,040,078	171,400	16.5
Residential mortgage-backed securities	968,362	766,717	201,645	26.3
Commercial mortgage-backed securities	574,526	559,450	15,076	2.7
Total AFS investment securities	3,628,825	3,407,859	220,966	6.5
Held to Maturity
Residential mortgage-backed securities	582,503	573,636	8,867	1.5
Collateralized mortgage obligations	234,758	—	234,758	N/M
Commercial mortgage-backed securities	875,687	852,249	23,438	2.8
Total HTM securities	1,692,948	1,425,885	267,063	18.7

Total Investment Securities	$5,321,773	$4,833,744	$488,029	10.1%
Compared to December 31, 2025, total AFS investment securities at September 30, 2026 increased $221.0 million, or 6.5%. The increase in AFS investment securities at September 30, 2026 compared to December 31, 2025 was primarily due to increases of $201.6 million in residential mortgage-backed securities and $171.4 million in collateralized mortgage obligations, partially offset by decreases of $117.5 million in state and municipal securities and $49.6 million in corporate debt securities. The increase in AFS investment securities was partially driven by $84.3 million of AFS investment securities acquired and retained in the Blue Foundry Merger.

Compared to December 31, 2025, total HTM investment securities at September 30, 2026 increased $267.1 million, or 18.7%. The increase in HTM investment securities at September 30, 2026 compared to December 31, 2025 was driven by a $234.8 million increase in collateralized mortgage obligations.

Loans

The following table presents ending net loans outstanding by type:

	September 30, 2026	December 31, 2025	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate - commercial mortgage	$10,915,582	$9,820,944	$1,094,638	11.1%
Commercial and industrial	4,547,315	4,539,060	8,255	0.2%
Real estate - residential mortgage	7,332,034	6,669,993	662,041	9.9%
Real estate - home equity	1,355,940	1,242,831	113,109	9.1%
Real estate - construction	881,493	970,298	(88,805)	(9.2)%
Consumer	574,893	564,349	10,544	1.9%
Leases and other loans(1)	370,667	337,409	33,258	9.9%
Net loans	$25,977,924	$24,144,884	$1,833,040	7.6%
(1) Includes unearned income of $41.3 million and $36.8 million as of September 30, 2026 and December 31, 2025, respectively.

During the nine months ended September 30, 2026, net loans increased $1.8 billion compared to December 31, 2025. The increase in net loans during the nine months of 2026 was primarily due to a $1.5 billion increase in loans, based on fair values, as a result of the Blue Foundry Merger. Additionally, the Bank purchased $207.7 million of in-market loans during the quarter ended March 31, 2026, which consisted primarily of commercial mortgage loans.

The Corporation does not have a significant concentration of credit risk with any single borrower. As of September 30, 2026, approximately $11.8 billion, or 45.4%, of the loan portfolio was comprised of commercial mortgage loans and construction loans.

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

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	September 30, 2026	December 31, 2025
Real estate(1)	44.6%	42.3%
Health care	6.7	7.0
Manufacturing	6.6	7.0
Retail	5.4	6.0
Agriculture	5.0	5.2
Construction(2)	4.8	4.6
Wholesale trade	4.4	4.2
Hospitality and food services	4.1	3.9
Other services	3.8	4.5
Educational services	2.9	3.0
Arts, entertainment and recreation	2.8	2.4
Professional, scientific and technical services	2.5	2.6
Transportation and warehousing	1.3	1.3
Public administration	1.2	1.3
Finance and insurance	1.1	1.4
Administrative and support	0.9	1.0
Other	1.9	2.3
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of renting, leasing or managing real estate for others, selling and/or buying real estate for others and appraising real estate.
(2) Includes commercial loans to borrowers engaged in the construction industry.

The commercial mortgage loan portfolio consists of 42.4% owner occupied commercial mortgage loans and 57.6% of non-owner occupied commercial mortgage loans as of September 30, 2026. The following table summarizes the non-owner occupied commercial mortgage loan portfolio outstanding balance and the percent to total net loans.

	September 30, 2026		December 31, 2025
	$	% of Total Net Loans	$	% of Total Net Loans
	(dollars in thousands)
Multi-family	$1,874,406	7.2%	$1,589,802	6.6%
Retail trade	1,241,301	4.8	1,109,612	4.6
Industrial	1,239,679	4.8	944,807	3.9
Office	770,839	3.0	730,803	3.0
Hospitality and food services	486,468	1.9	450,273	1.9
Other	674,480	2.6	571,371	2.4
Total non-owner occupied commercial mortgage loans	$6,287,173	24.3%	$5,396,668	22.4%

Compared to December 31, 2025, non-owner occupied multi-family loans increased $284.6 million, or 17.9%, to $1.9 billion as of September 30, 2026, primarily due to loans acquired in the Blue Foundry Merger.

The following table summarizes the commercial mortgage office non-owner occupied loan portfolio outstanding balance, total commitment and weighted average LTV ratio by Metropolitan Statistical Area:

	September 30, 2026			December 31, 2025
	Outstanding Balance	Total Commitment	Weighted Average LTV(1)	Outstanding Balance	Total Commitment	Weighted Average LTV(1)
	(dollars in thousands)
Philadelphia(2)	$372,424	$395,597	64%	$345,981	$357,190	63%
Washington, D.C.(3)	90,128	100,628	66	77,908	80,943	72
New York (4)	77,432	79,234	61	69,213	71,370	60
Baltimore (5)	73,750	74,832	63	73,161	74,214	63
Other	157,105	168,953	60	164,540	190,325	60
Total office non-owner occupied commercial real estate	$770,839	$819,244	63%	$730,803	$774,042	63%
(1) Weighted average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) Washington-Arlington-Alexandria, DC-VA-MD-WV.
(4) New York-Newark-Jersey City, NY-NJ-PA.
(5) Baltimore-Columbia-Towson, MD.

The non-owner occupied commercial mortgage office loan portfolio table above excludes commercial construction loans secured by office property collateral with a total outstanding balance of $2.3 million and outstanding loan commitments of $25.0 million as of September 30, 2026.

The following table summarizes the non-owner occupied commercial mortgage multi-family loan portfolio outstanding balance, total commitment and weighted average LTV ratio by Metropolitan Statistical Area:

	September 30, 2026			December 31, 2025
	Outstanding Balance	Total Commitment	Weighted Average LTV(1)	Outstanding Balance	Total Commitment	Weighted Average LTV(1)
	(dollars in thousands)
Philadelphia(2)	$587,560	$597,121	64%	$706,637	$723,133	61%
New York(3)	537,983	565,510	79	117,055	118,819	59
Lancaster, PA	152,096	153,265	50	157,997	159,485	47
Baltimore(4)	84,248	84,248	55	114,523	114,523	54
Washington, D.C.(5)	74,811	75,137	53	67,666	72,190	51
Other	437,708	496,171	61	425,924	477,162	57
Total multi-family non-owner occupied commercial real estate	$1,874,406	$1,971,452	65%	$1,589,802	$1,665,312	58%
(1) Weighted average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD.
(3) New York-Newark-Jersey City, NY-NJ-PA.
(4) Baltimore-Columbia-Towson, MD.
(5) Washington-Arlington-Alexandria, DC-VA-MD-WV.

The non-owner occupied commercial mortgage multi-family loan table above excludes commercial construction loans secured by multi-family property collateral with a total outstanding loan balance of $254.7 million and outstanding loan commitments of $472.1 million as of September 30, 2026.

Compared to December 31, 2025, the non-owner occupied multi-family total loan commitment balance in the New York-Newark-Jersey City Metropolitan Statistical Area increased $446.7 million to $565.5 million as of September 30, 2026, primarily due to loans acquired in the Blue Foundry Merger. Compared to December 31, 2025, the non-owner occupied multi-

family loan outstanding balance in the New York-Newark-Jersey City Metropolitan Statistical Area increased $420.9 million to $538.0 million as of September 30, 2026, primarily due to loans acquired in the Blue Foundry Merger.

The following tables present the changes in non-accrual loans for the three and nine months ended September 30, 2026:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Leases and other loans	Total
	(dollars in thousands)
Three months ended September 30, 2026
Balance at June 30, 2026	$39,368	$63,939	$1,559	$33,475	$8,098	$18	$146,457
Additions	8,682	16,106	—	4,000	2,037	—	30,825
Payments	(10,117)	(13,739)	(6)	(1,799)	(336)	(7)	(26,004)
Charge-offs(1)	(2,107)	(5,839)	—	(2,347)	(968)	—	(11,261)
Transfers to accrual status	—	(490)	—	(3,417)	(20)	—	(3,927)
Transfers to OREO and held for sale	—	—	—	—	(37)	—	(37)
Balance at September 30, 2026	$35,826	$59,977	$1,553	$29,912	$8,774	$11	$136,053

Nine months ended September 30, 2026
Balance at December 31, 2025	$44,103	$72,050	$1,661	$27,751	$7,129	$1,178	$153,872
Additions	42,897	103,269	158	13,804	7,025	265	167,418
Payments	(26,507)	(88,537)	(266)	(4,419)	(1,734)	(1,167)	(122,630)
Charge-offs(1)	(24,667)	(20,730)	—	(2,859)	(3,483)	(265)	(52,004)
Transfers to accrual status	—	(490)	—	(3,960)	(126)	—	(4,576)
Transfers to OREO and held for sale	—	(5,585)	—	(405)	(37)	—	(6,027)
Balance at September 30, 2026	$35,826	$59,977	$1,553	$29,912	$8,774	$11	$136,053
(1) Overdrafts excluded from charge-offs.

During the three months ended September 30, 2026, non-accrual loans decreased by approximately $10.4 million, or 7.1%, primarily due to $26.0 million in payments and $11.3 million in net charge-offs, partially offset by $30.8 million in additions. During the nine months ended September 30, 2026, non-accrual loans decreased by approximately $17.8 million, or 11.6%, primarily due to $122.6 million in payments and $52.0 million in net charge-offs, partially offset by $167.4 million in additions. During the nine months ended September 30, 2026, non-accrual loans as a percentage of total net loans decreased to 0.52% compared to 0.64% as of December 31, 2025. Non-accrual loans as of September 30, 2026 included $8.8 million acquired in the Blue Foundry Merger.

The following table presents non-performing assets for the periods shown below:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Non-accrual loans	$136,053	$153,872
Loans 90 days or more past due and still accruing	37,710	29,924
Total non-performing loans and leases	173,763	183,796
OREO(1)	5,645	1,365
Total non-performing assets	$179,408	$185,161
Non-accrual loans and leases to total net loans	0.52%	0.64%
Non-performing loans and leases to total net loans	0.67%	0.76%
Non-performing assets to total assets	0.52%	0.58%
ACL - loans to non-performing loans and leases	216%	198%
(1) Excludes $20.5 million and $19.1 million of residential mortgage properties for which formal foreclosure proceedings were in process as of September 30, 2026 and December 31, 2025, respectively.

Non-performing loans and leases as of September 30, 2026 were $173.8 million, a $10.0 million decrease, or 5.5%, compared to $183.8 million as of December 31, 2025. The decrease in non-performing loans and leases during the nine months ended September 30, 2026 was primarily due to payments and charge-offs, partially offset by additions. Non-performing loans and leases as a percentage of total net loans was 0.67% and 0.76% as of September 30, 2026 and December 31, 2025, respectively. Non-performing loans and leases as of September 30, 2026 included $9.4 million acquired in the Blue Foundry Merger.

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

Internally risk-rated loans totaled $16.4 billion and $15.4 billion as of September 30, 2026 and December 31, 2025, respectively, of which $1.2 billion were criticized and classified loans at September 30, 2026 compared to $1.5 billion at December 31, 2025.

The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgage loans, commercial and industrial loans, construction loans to commercial borrowers and leases and other loans by class segment:

	Special Mention(1)		Increase (Decrease)		Substandard or Lower(2)		Increase (Decrease)		Total Criticized and Classified Loans
	September 30, 2026	December 31, 2025	$	%	September 30, 2026	December 31, 2025	$	%	September 30, 2026	December 31, 2025
	(dollars in thousands)
Real estate - commercial mortgage	$363,384	$412,685	$(49,301)	(11.9)%	$411,269	$531,491	$(120,222)	(22.6)%	$774,653	$944,176
Commercial and industrial	161,817	220,022	(58,205)	(26.5)	199,703	243,786	(44,083)	(18.1)	361,520	463,808
Real estate -construction(3)	12,167	30,416	(18,249)	(60.0)	10,144	9,142	1,002	11.0	22,311	39,558
Leases and other loans	3,262	3,415	(153)	(4.5)	2,512	6,487	(3,975)	(61.3)	5,774	9,902
Total	$540,630	$666,538	$(125,908)	(18.9)%	$623,628	$790,906	$(167,278)	(21.2)%	$1,164,258	$1,457,444

% of total risk rated loans	3.3%	4.3%			3.8%	5.1%			7.1%	9.4%
(1) Considered "criticized" loans by banking regulators.
(2) Considered "classified" loans by banking regulators.
(3) Excludes residential real estate - construction.

Compared to December 31, 2025, total criticized and classified loans as of September 30, 2026 decreased $293.2 million driven by a decrease in substandard or lower and special mention loans of $167.3 million and $125.9 million, respectively.

Total criticized and classified loans as of September 30, 2026 included $40.4 million acquired in the Blue Foundry Merger.

The Corporation accounts for the credit risk associated with lending activities through the ACL and the provision for credit losses.

The following table presents the activity in the ACL:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Average balance of net loans	$25,973,093	$24,020,322	$25,367,258	$23,975,693

Balance of ACL at beginning of period	$382,580	$377,337	$364,462	$379,156

Initial allowance for credit losses on purchased loans	—	—	34,344	—

Loans charged off:
Real estate - commercial mortgage	(5,839)	(3,906)	(20,730)	(22,414)
Commercial and industrial	(2,107)	(5,847)	(24,667)	(15,492)
Real estate - residential mortgage	(2,347)	(394)	(2,859)	(995)
Consumer and real estate - home equity	(1,936)	(2,527)	(6,219)	(6,605)
Real estate - construction	—	(5,286)	—	(5,387)
Leases and other loans	(1,100)	(1,479)	(3,180)	(4,495)
Total loans charged off	(13,329)	(19,439)	(57,655)	(55,388)
Recoveries of loans previously charged off:
Real estate - commercial mortgage	309	4,307	2,639	4,814
Commercial and industrial	2,566	3,205	4,586	11,785
Real estate - residential mortgage	170	33	439	410
Consumer and real estate - home equity	495	726	1,561	2,285
Real estate - construction	—	47	884	228
Leases and other loans	332	192	1,165	633
Total recoveries of loans previously charged-off	3,872	8,510	11,274	20,155
Net loans charged off (recoveries)	(9,457)	(10,929)	(46,381)	(35,233)
Provision for credit losses(1)(2)	2,761	9,850	23,653	32,335
Other	(249)	—	(443)	—
Balance of ACL at end of period	$375,635	$376,258	$375,635	$376,258
Provision for OBS credit exposures(1)	$1,298	$395	$(256)	$414
Reserve for OBS credit exposures(3)	$14,813	$14,575	$14,813	$14,575
Net charge-offs to average loans (annualized)	0.14%	0.18%	0.24%	0.20%

(1) These amounts are reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision for credit losses includes only the portion related to net loans.
(3) Reserve for OBS credit exposures is recorded within other liabilities on the Consolidated Balance Sheets.

The provision for credit losses for the portion related to net loans for the three months ended September 30, 2026 was $2.8 million compared to $9.9 million for the same period in 2025. The provision for credit losses for the portion related to net loans for the nine months ended September 30, 2026 was $23.7 million compared to $32.3 million for the same period in 2025.

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

The following table summarizes the allocation of the ACL - loans:

	September 30, 2026			December 31, 2025
	ACL - loans	% to Total ACL - loans(1)	% to Total Net loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net loans(2)
	(dollars in thousands)
Real estate - commercial mortgage	$156,025	41.5%	42.0%	$157,302	43.2%	40.7%
Commercial and industrial	75,603	20.1	17.5	77,740	21.3	18.8
Real estate - residential mortgage	101,333	27.0	28.2	88,961	24.4	27.6
Consumer, home equity and leases and other loans	33,797	9.0	8.9	29,563	8.1	8.9
Real estate - construction	8,877	2.4	3.4	10,896	3.0	4.0
Total ACL - loans	$375,635	100.0%	100.0%	$364,462	100.0%	100.0%
(1) Ending ACL - loan portfolio segment balance as a percentage of total ACL - loans.
(2) Ending loan portfolio segment balances as a percentage of total net loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits by type:

	September 30, 2026	December 31, 2025	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,199,747	$5,256,096	$(56,349)	(1.1)%
Interest-bearing demand	8,470,142	7,970,188	499,954	6.3
Savings and money market deposits	9,878,185	8,512,829	1,365,356	16.0
Total demand and savings	23,548,074	21,739,113	1,808,961	8.3
Brokered deposits	546,707	855,042	(308,335)	(36.1)
Time deposits	4,726,584	3,995,252	731,332	18.3
Total deposits	$28,821,365	$26,589,407	$2,231,958	8.4%

During the nine months ended September 30, 2026, total deposits increased by $2.2 billion compared to December 31, 2025. The increase in total deposits was primarily due to a $1.4 billion increase in savings and money market deposits, a $731.3 million increase in time deposits and a $500.0 million increase in interest-bearing demand deposits, partially offset by a $308.3 million decrease in brokered deposits.

The increase in total deposits was primarily driven by a $1.1 billion increase as a result of the Blue Foundry Merger.

Total uninsured deposits (excluding intra-Company deposits) were estimated to be $10.9 billion as of September 30, 2026 and $9.7 billion as of December 31, 2025.

Time deposits of $250 thousand or more were $1.4 billion at September 30, 2026 and $1.1 billion at December 31, 2025.

The following table presents ending borrowings by type:

	September 30, 2026	December 31, 2025	Increase (Decrease)
			$	%
	(dollars in thousands)
FHLB advances	$—	$250,000	$(250,000)	N/M
Senior debt and subordinated debt	469,876	367,637	102,239	27.8
Other borrowings(1)	762,993	679,738	83,255	12.2
Total borrowings	$1,232,869	$1,297,375	$(64,506)	(5.0)%

(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During the nine months ended September 30, 2026, total borrowings decreased $64.5 million, or 5.0%, compared to December 31, 2025. The decrease in total borrowings was attributable to a $250.0 million decrease in FHLB advances, offset by a $102.2 million increase in senior debt and subordinated debt and an $83.3 million increase in other borrowings. The increase in senior debt and subordinated debt was due to the issuance of $300.0 million aggregate principal amount of 5.950% Fixed-to-Floating Rate Subordinated Notes due 2036 in May 2026 and the redemption of $195.0 million aggregate principal amount of the Subordinated Notes due 2030 in June 2026. See "Note 8 - Borrowings" in the Notes to Consolidated Financial Statements in Part I, "Item 1. Financial Statements" for additional details.

Shareholders' Equity

Accumulated other comprehensive loss increased to $369.7 million at September 30, 2026 from $198.7 million at December 31, 2025. The $171.1 million increase in accumulated other comprehensive loss was driven by $164.1 million net unrealized losses on investment securities.

On the Acquisition Date, the Corporation issued 12,435,551 shares of common stock as consideration in connection with the Blue Foundry Merger with a fair value of $252.9 million.

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

During the nine months ended September 30, 2026, 4,062,650 shares of the Corporation's common stock were repurchased under the 2026 Repurchase Program at a cost of $91.8 million or an average of $22.58 per share.

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

As of September 30, 2026, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of September 30, 2026, Fulton Bank met the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the Capital Rules. There were no other conditions or events since September 30, 2026 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	September 30, 2026	December 31, 2025	Regulatory Minimum for Capital Adequacy	With Capital Conservation Buffer
Total Risk-Based Capital (to Risk-Weighted Assets)	16.0%	15.2%	8.0%	10.5%
Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	13.0%	12.6%	6.0%	8.5%
Common Equity Tier 1 (to Risk-Weighted Assets)	12.2%	11.8%	4.5%	7.0%
Tier 1 Leverage Capital (to Average Assets)	9.9%	9.7%	4.0%	4.0%

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

The following table summarizes the expected impact of interest rate changes in rate-ramp scenarios over a 12-month period, that is a gradual parallel shift, on net interest income as of September 30, 2026:

Rate Ramp(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $24.0 million	+1.9%
+300 bp	+ $20.2 million	+1.6%
+200 bp	+ $16.2 million	+1.3%
+100 bp	+ $11.0 million	+0.9%
–100 bp	- $3.6 million	-0.3%
–200 bp	- $3.3 million	-0.3%
–300 bp	- $4.0 million	-0.3%
(1) Results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

The following table summarizes the expected impact of abrupt interest rate changes, that is a parallel instantaneous shock, on net interest income as of September 30, 2026:

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $67.9 million	+5.5%
+300 bp	+ $56.2 million	+4.5%
+200 bp	+ $43.3 million	+3.5%
+100 bp	+ $28.9 million	+2.3%
–100 bp	- $12.2 million	-1.0%
–200 bp	- $22.3 million	-1.8%
–300 bp	- $35.9 million	-2.9%
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
•30% for a 300 bps shock, and
•40% for a 400 bps shock.

As of September 30, 2026, the Corporation was within all policy limits for net interest income and economic value of equity.

The following table disaggregates net loans by interest rate type at September 30, 2026:

	Fixed Rate	Adjustable/Variable Rate	Other(1)	Total
	(dollars in thousands)
Real estate - commercial mortgage	$2,160,117	$8,779,941	$(24,476)	$10,915,582
Commercial and industrial	1,145,803	3,380,977	20,535	4,547,315
Real estate - residential mortgage	4,273,771	3,213,901	(155,638)	7,332,034
Real estate - home equity	135,252	1,217,803	2,885	1,355,940
Real estate - construction	290,842	590,051	600	881,493
Consumer	493,399	82,791	(1,297)	574,893
Leases and other loans	324,002	—	46,665	370,667
Net loans	$8,823,186	$17,265,464	$(110,726)	$25,977,924
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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of September 30, 2026, the Bank had total borrowing capacity of approximately $12.9 billion with $4.2 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $8.7 billion under these facilities. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of September 30, 2026, the Corporation had aggregate federal funds lines borrowing capacity of $2.6 billion with no amounts outstanding against that amount. As of September 30, 2026, the Corporation had $4.5 billion of collateralized borrowing capacity at the FRB discount window with no amounts outstanding.

A combination of commercial real estate loans, commercial loans, consumer loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. Securities carried at $340.3 million at September 30, 2026 were pledged as collateral to secure public and trust deposits.

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

The Consolidated Statements of Cash Flows in Part I. "Item 1. Financial Statements" provide additional information. The Corporation's operating activities during the nine months ended September 30, 2026 generated $508.5 million of cash primarily from net income. Cash used in investing activities was $612.1 million primarily due to the increase in AFS investment securities. Cash provided by financing activities was $155.1 million driven by the increase in demand and savings deposits.

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

State and Municipal Securities

As of September 30, 2026, the Corporation owned securities issued by various states and municipalities with a total fair value of $709.2 million. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of September 30, 2026, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 75% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15, promulgated under the Exchange Act. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2026 to July 31, 2026	646,134	$24.80	646,134	$98,342,492
August 1, 2026 to August 31, 2026	578,866	24.72	578,866	84,030,613
September 1, 2026 to September 30, 2026	1,100,000	23.44	1,100,000	58,245,465
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

During the nine months ended September 30, 2026, 4,062,650 shares of the Corporation's common stock were repurchased under the 2026 Repurchase Program at a cost of $91.8 million or an average of $22.58 per share.

Item 5. Other Information

(c) Except as disclosed below, none of the Corporation's directors or "officers" (as defined in Rule 16a-1(f) (17 C.F.R. § 240.16a-1(f))) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. § 229.408)) during the fiscal quarter ended September 30, 2026.

On August 7, 2026, E. Philip Wenger, a director of the Corporation, adopted a Rule 10b5-1 trading arrangement for the sale of up to 20,000 shares of the Corporation's common stock. The trading arrangement will expire on November 5, 2027, unless terminated sooner in accordance with its terms.

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of November 24, 2025, by and between Fulton Financial Corporation and Blue Foundry Bancorp (Incorporated by reference to Exhibit 2.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on November 25, 2025).

3.1
Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended (Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K filed June 24, 2011).

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

FULTON FINANCIAL CORPORATION

Date:	November 6, 2026	/s/ Curtis J. Myers
Curtis J. Myers
Chairman, Chief Executive Officer and President

Date:	November 6, 2026	/s/ Richard S. Kraemer
Richard S. Kraemer
Senior Executive Vice President and Chief Financial Officer